Form 10QSB
period 2007-05-31
RidgeStone Resources, Inc.
filed 2007-07-12
CIK 1401671

=============================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED May 31, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 333-134680

RIDGESTONE RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1806 London Street
New Westminster, British Columbia
Canada V3M 3E3
(Address of principal executive offices, including zip code.)

(778) 227-0111

(Registrant's telephone number, including area code)

The Company is a Shell company: Yes [     ] No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 31, 2007, the Company had 9,140,000 shares of common stock outstanding.

=============================================================================================

PART I

ITEM 1. INTERIM FINANCIAL STATEMENTS

Ridgestone Resources, Inc.
(An Exploration Stage Company)
May 31, 2007

Ridgestone Resources, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)

	May 31,	February 28,
	2007	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$23,519	$39,827
Total Assets	$23,519	$39,827

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$2,970	$15,300
Due to related parties	1,093	604
Total current liabilities	4,063	15,904

Stockholders' Equity
Preferred Stock, $0.00001 par value;
authorized 100,000,000 shares, none issued and outstanding	-	-
Common Stock, $0.00001 par value; authorized 100,000,000 shares, issued (or in process of issuance) and outstanding
9,140,000 and 8,870,000 shares, respectively	91	89
Additional paid-in capital	40,559	35,611
Deficit accumulated during the exploration stage	(21,194)	(11,777)
Total stockholders' equity	19,456	23,923
Total Liabilities and Stockholders' Equity	$23,519	$39,827

See notes to financial statements.

Ridgestone Resources, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	For the three months ended May 31, 2007	Period from September 12, 2006 (Date of Inception) To May 31, 2007

Revenue	$-	$-

Costs and expenses
General and administrative expenses	9,417	17,864
Impairment of mineral property costs	-	3,300
Mineral property exploration and carrying costs	-	30
Total costs and expenses	9,417	21,194

Net Loss	$(9,417)	$(21,194)

Net loss per share
Basic and diluted	$(0.00)

Weighted Average Shares Outstanding
Basic and Diluted	9,122,391

See notes to financial statements.

Ridgestone Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	For the three months ended May 31, 2007	Period from September 12, 2006 (Date of Inception) To May 31, 2007
Cash Flows from Operating Activities
Net loss	$(9,417)	$(21,194)
Adjustments to reconcile net loss
to net cash provided by (used for) operating activities
Donated services and expenses	2,250	6,750
Impairment of mineral property costs	-	3,300
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	(12,330)	2,970
Due to related parties	489	1,093
Net cash provided by (used for) operating activities	(19,008)	(7,081)

Cash Flows from Investing Activities
Mineral property acquisition costs	-	(3,300)
Net cash provided by (used for) investing activities	-	(3,300)

Cash Flows from Financing Activities
Proceeds from sales of common stock	2,700	46,400
Offering costs incurred	-	(12,500)

Net cash provided by financing activities	2,700	33,900

Increase in cash	(16,308)	23,519

Cash - beginning of period	39,827	-

Cash - end of period	$23,519	$23,519

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to financial statements.

Ridgestone Resources, Inc.
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2007
(Expressed in US dollars)
(Unaudited)

1.	Nature of Operations

Ridgestone Resources, Inc. (the "Company") was incorporated in the State of Nevada on September 12, 2006. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standards ("SFAS") No.7 "Accounting and Reporting by Development Stage Enterprises". The Company's principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

2.	Interim Financial Information

The unaudited financial statements as of May 31, 2007 and for the three months ended May 31, 2007 and for the period September 12, 2006 (inception) to May 31, 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of May 31, 2007 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended May 31, 2007 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending February 28, 2008. The balance sheet at February 28, 2007 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the period September 12, 2006 (inception) to February 28, 2007 as included in our Form SB-2/A filed with the Securities and Exchange Commission on June 13, 2007.

3.	Related Party Balances/Transactions

a)

The Company recognizes donated rent at $250 per month and donated services at $500 per month provided by the President of the Company. For the three month period ended May 31, 2007, the Company recognized $750 in donated rent and $1,500 in donated services (which are included in general and administrative expenses) and increased additional paid-in capital by the same amounts.

b)

As at May 31, 2007, the Company is indebted to the President of the Company for $1,093, representing expenses paid on behalf of the Company. This amount is unsecured, non-interest bearing and has no repayment terms.

Ridgestone Resources, Inc.
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2007
(Expressed in US dollars)
(Unaudited)

	c)	On September 19, 2006, the Company issued 5,000,000 shares of common stock at $0.001 per share to the President of the Company for cash proceeds of $5,000.

4.		Mineral Property

On September 21, 2006, the Company acquired a 100% interest in a mineral claim located in British Columbia, Canada, in consideration for $3,300. The claims are registered in the name of the President of the Company, who has executed a trust agreement whereby the President agreed to hold the claims in trust on behalf of the Company. There are situations that could prevent the Company from obtaining clear title to the mineral claims such as the bankruptcy or death of the President. The cost of the mineral property was initially capitalized. At February 28, 2007, the Company recognized an impairment loss of $3,300, as it had not yet been determined whether there are proven or probable reserves on the property

5.	Common Stock

On September 19, 2006, the Company issued 5,000,000 shares of common stock at $0.001 per share to the President of the Company for cash proceeds of $5,000.

During the period ended February 28, 2007, the Company accepted stock subscriptions for 3,870,000 shares of common stock at $0.01 per share for cash proceeds of $38,700. Net proceeds, after deducting $12,500 in legal costs, were $26,200.

In March 2007, the Company accepted stock subscriptions for 270,000 shares of common stock at $0.01 per share for cash proceeds of $2,700.

On June 18, 2007, the Securities and Exchange Commission declared effective the Company's registration statement on Form SB-2 to register for sale the 4,140,000 shares of common stock owned by its stockholders other than the president. The Company will not receive any proceeds from such sales.

6.	Subsequent Event

Subsequent to effectiveness of the Company's registration statement on June 18, 2007, the Company paid the conditional $10,000 due under the agreement with its attorney (which amount will be charged to additional paid-in capital in the three months ended August 31, 2007.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business activities.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must continue to raise cash from sources other than the sale of minerals found on the property. The cash we raise may allow us to stay in business for at least one year. Our success or failure will be determined by what we find under the ground.

To meet our need for cash we raised money in a private placement. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not have enough money to complete our exploration of the property, we will have to find alternative sources, like a public offering, a private placement of securities, or loans from our sole officer, or others.

Our sole officer and director is unwilling to make any commitment to loan us any money at this time. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can't raise it, we will either have to suspend activities until we do raise the cash, or cease activities entirely. Other than as described in this paragraph, we have no other financing plans.

We do not own any interest in any property, but merely have the right to conduct exploration activities on one property. Even if we complete our current exploration program and it is successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit, a reserve.

We will be conducting research in the form of exploration on the property. Our exploration program is explained in as much detail as possible in the business section of our Form SB-2 Registration Statement. We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until we have located a reserve and we have determined it is economical to extract the minerals from the land.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves.

If we are unable to complete any phase of exploration because we don't have enough money, we will cease activities until we raise more money. If we can't or don't raise more money, we will cease activities. If we cease activities, we don't know what we will do and we don't have any plans to do anything.

We do not intend to hire additional employees at this time. All of the work on the property will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Milestones

The following are our milestones:

1. April 2008 - retain our consultant to manage the exploration of the property. - Maximum cost of $15,000. Time of retention 0-90 days.

2. May 2008 to August 2008 - core drilling. Core drilling will cost $20 per foot. We plan to drill 15 holes to a depth of 100 feet. The total cost will be $30,000. Core drilling will be subcontracted to non-affiliated third parties. No power source is needed for core drilling. The drilling rig operates on diesel fuel. All electric power needed, for light and heating while on the property will be generated from gasoline powered generators. Time to conduct the core drilling - 120 days.

3. September 2008 to November 2008 - have an independent third party analyze the samples from the core drilling. Determine if mineralized material is below the ground. If mineralized material is found, define the body. We estimate that it will cost $4,500 to analyze the core samples and will take 30 days.

All funds for the foregoing activities have been obtained from our private placement.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from activities. We cannot guarantee we will be successful in our business activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our activities. Equity financing could result in additional dilution to existing shareholders.

Results of Activities
From Inception on September 12, 2006

We acquired the right to explore one property containing twelve contiguous cells. We do not own any interest in any property, but merely have the right to conduct exploration activities on one property. The property has been staked and we will begin our exploration in April 2008.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business activities.

We issued 5,000,000 shares of common stock through a private placement pursuant to Regulation S of the Securities Act of 1933 to Pardeep Sarai, our sole officer and director in September 2006, in consideration of $5,000. The shares were sold to a non-US person and all transactions closed outside the United States of America. This was accounted for as a purchase of shares of common stock.

In March 2007, we completed a private placement of 4,140,000 restricted shares of common stock pursuant to Reg. S of the Securities Act of 1933 and raised $41,400. All of the shares were sold to non-US persons and all transactions closed outside the United States of America. This was accounted for as a purchase of shares of common stock.

As of May 31, 2007, our total assets were $23,519 and our total liabilities were $4,063.

ITEM 3. CONTROLS AND PROCEDURES.

(a)Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b)Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

PART II OTHER INFORMATION

ITEM 6. EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of July, 2007.

RIDGESTONE RESOURCES, INC.

BY:	PARDEEP SARAI
Pardeep Sarai President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer, and sole member of the Board of Directors