Form 10QSB/A
period 2007-05-31
RidgeStone Resources, Inc.
filed 2007-08-07
CIK 1401671

============================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A-1

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED May 31, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 333-143439

RIDGESTONE RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1806 London Street
New Westminster, British Columbia
Canada V3M 3E3
(Address of principal executive offices, including zip code.)

(778) 227-0111
(Registrant's telephone number, including area code)

The Company is a Shell company: Yes [ x ] No [     ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [    ]

As of May 31, 2007, the Company had 9,140,000 shares of common stock outstanding.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of August, 2007.

RIDGESTONE RESOURCES, INC.

BY:	PARDEEP SARAI
Pardeep Sarai President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer, and sole member of the Board of Directors