Form 10QSB
period 2007-08-31
RidgeStone Resources, Inc.
filed 2007-10-05
CIK 1401671

=============================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED August 31, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

As of October 4, 2007, the Company had 9,140,000 shares of common stock outstanding.

=============================================================================================================

PART I

ITEM 1.	INTERIM FINANCIAL STATEMENTS

Ridgestone Resources, Inc.
(An Exploration Stage Company)
August 31, 2007

Index
Balance Sheets		F–1
Statements of Operations		F–2
Statements of Cash Flows		F–3
Notes to the Financial Statements		F–4

Ridgestone Resources, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)
(Unaudited)

	August 31,	February 28,
	2007	2007
	$	$
ASSETS
Current Assets
Cash	4,254	39,827
Total Assets	4,254	39,827

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	25	15,300
Due to related parties (Note 3(b))	2,614	604

Total Liabilities	2,639	15,904

Stockholders’ Equity
Preferred Stock, 100,000,000 shares authorized, $0.00001 par value;
None issued and outstanding	–	–

Common Stock, 100,000,000 shares authorized, $0.00001 par value;	91	89

Additional Paid-in Capital	32,809	35,611
Deficit Accumulated During the Exploration Stage	(31,285)	(11,777)
Total Stockholders’ Equity	1,615	23,923
Total Liabilities and Stockholders’ Equity	4,254	39,827

(The accompanying notes are an integral part of these financial statements.)

Ridgestone Resources, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(Unaudited)

	For the	For the	Accumulated from
	Three Months	Six Months	September 12, 2006
	Ended	Ended	(Date of Inception)
	August 31,	August 31,	To August 31,
	2007	2007	2007
	$	$	$

Revenue	–	–	–

Expenses
General and administrative expenses	9,054	18,471	26,918
Impairment of mineral property costs	–	–	3,300
Mineral property exploration and carrying costs	1,037	1,037	1,067
Total Expenses	10,091	19,508	31,285

Net Loss	(10,091)	(19,508)	(31,285)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)

Weighted Average Shares Outstanding	9,140,000	9,131,196

(The accompanying notes are an integral part of these financial statements.)

Ridgestone Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	For the	Accumulated
	Six Months	September 12, 2006
	Ended	(Date of Inception)
	August 31,	To August 31,
	2007	2007
	$	$

Operating Activities
Net loss	(19,508)	(31,285)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Donated services and expenses	4,500	9,000
Impairment of mineral property costs	–	3,300
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	(15,275)	25
Due to related parties	2,010	2,614
Net Cash (Used for) Provided by Operating Activities	(28,273)	(16,346)

Investing Activities
Mineral property acquisition costs	–	(3,300)
Net Cash Used for Investing Activities	–	(3,300)

Financing Activities
Proceeds from sales of common stock	2,700	46,400
Offering costs incurred	(10,000)	(22,500)
Net Cash Provided By Financing Activities	(7,300)	23,900

Increase in Cash	(35,573)	4,254
Cash - Beginning of Period	39,827	–
Cash - End of Period	4,254	4,254

Supplemental Disclosures of Cash flow information:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements.)

Ridgestone Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(Unaudited)

1.	Nature of Operations

Ridgestone Resources, Inc. (the “Company”) was incorporated in the State of Nevada on September 12, 2006. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

2.	Interim Financial Information

The unaudited financial statements as of August 31, 2007 and for the six month period ended August 31, 2007 and for the period September 12, 2006 (inception) to August 31, 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10- QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of August 31, 2007 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the six month period ended August 31, 2007 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending February 29, 2008. The balance sheet at February 28, 2007 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the period September 12, 2006 (inception) to February 28, 2007 as included in our Form SB-2/A filed with the Securities and Exchange Commission on June 13, 2007.

3.	Related Party Balances/Transactions

a)

The Company recognizes donated rent at $250 per month and donated services at $500 per month provided by the President of the Company. For the six month period ended August 31, 2007, the Company recognized $1,500 in donated rent and $3,000 in donated services (which are included in general and administrative expenses) and increased additional paid-in capital by the same amounts.

b)

As at August 31, 2007, the Company is indebted to the President of the Company for $2,614, representing expenses paid on behalf of the Company. This amount is unsecured, non-interest bearing and has no repayment terms.

	c)	On September 19, 2006, the Company issued 5,000,000 shares of common stock at $0.001 per share to the President of the Company for cash proceeds of $5,000.

Ridgestone Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(Unaudited)

4.	Mineral Property

On September 21, 2006, the Company acquired a 100% interest in a mineral claim located in British Columbia, Canada, in consideration for $3,300. The claims are registered in the name of the President of the Company, who has executed a trust agreement whereby the President agreed to hold the claims in trust on behalf of the Company. There are situations that could prevent the Company from obtaining clear title to the mineral claims such as the bankruptcy or death of the President. The cost of the mineral property was initially capitalized. At February 28, 2007, the Company recognized an impairment loss of $3,300, as it had not yet been determined whether there are proven or probable reserves on the property.

5.	Common Stock

	a)	On September 19, 2006, the Company issued 5,000,000 shares of common stock at $0.001 per share to the President of the Company for cash proceeds of $5,000.

b)

During the period ended February 28, 2007, the Company accepted stock subscriptions for 3,870,000 shares of common stock at $0.01 per share for cash proceeds of $38,700. Net proceeds, after deducting $22,500 in legal costs, were $16,200.

	c)	In March 2007, the Company accepted stock subscriptions for 270,000 shares of common stock at $0.01 per share for cash proceeds of $2,700.

d)

On June 18, 2007, the Securities and Exchange Commission declared effective the Company’s registration statement on Form SB-2 to register for sale the 4,140,000 shares of common stock owned by its stockholders other than the president. The Company will not receive any proceeds from such sales.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

     If we are unable to complete any phase of exploration because we don’t have enough money, we will cease activities until we raise more money. If we can’t or don’t raise more money, we will cease activities. If we cease activities, we don’t know what we will do and we don’t have any plans to do anything.

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

We presently do not have sufficient funds for the foregoing activities.

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

Results of Activities
From Inception on September 12, 2006

     We acquired the right to explore one property containing twelve contiguous cells. We do not own any interest in any property, but merely have the right to conduct exploration activities on one property. The property has been staked and we plan to begin our exploration in April 2008.

Liquidity and Capital Resources

     As of the date of this report, we have yet to generate any revenues from our business activities.

     We issued 5,000,000 shares of common stock through a private placement pursuant to Regulation S of the Securities Act of 1933 to Pardeep Sarai, our sole officer and director in September 2006, in consideration of $5,000. The shares were sold to non-US persons and all transactions closed outside the United States of America. This was accounted for as a sale of shares of common stock.

     In March 2007, we completed a private placement of 4,140,000 restricted shares of common stock pursuant to Reg. S of the Securities Act of 1933 and raised $41,400. All of the shares were sold to non-US persons and all transactions closed outside the United States of America. This was accounted for as a sale of shares of common stock.

     As of August 31, 2007, our total assets were $4,254 and our total liabilities were $2,639.

ITEM 3.      CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures - Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

PART II OTHER INFORMATION

ITEM 6.     EXHIBITS.

The following documents are included herein:

Exhibit No. Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 4th day of October, 2007.

RIDGESTONE RESOURCES, INC.

BY:  PARDEEP SARAI
        Pardeep Sarai
        President, Principal Executive Officer,
        Secretary, Treasurer, Principal Financial Officer,
        Principal Accounting Officer, and sole member of the Board of Directors

EXHIBIT INDEX

Exhibit No.  Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).