Form 10QSB
period 2007-11-30
RidgeStone Resources, Inc.
filed 2008-01-08
CIK 1401671

===========================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED November 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of January 7, 2008, the Company had 9,140,000 shares of common stock outstanding.

===========================================================================================================================

PART I

ITEM 1.     INTERIM FINANCIAL STATEMENTS

Ridgestone Resources, Inc.
(An Exploration Stage Company)
November 30, 2007

Index
Balance Sheets	F–1
Statements of Operations	F–2
Statement of Cash Flows	F–3
Notes to the Financial Statements	F–4

Ridgestone Resources, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)

	November 30,	February 28,
	2007	2007
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash	$2,694	$39,827
Total Assets	$2,694	$39,827

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$1,085	$15,300
Due to related parties	2,901	604
Total current liabilities	3,986	15,904

Stockholders' Equity
Prefereed Stock, $0.00001 par value;
authorized 100,000,000 shares, none issued and	-	-
outstanding
Common Stock, $0.00001 par value; authorized 100,000,000
shares, issued (or in process of issuance) and outstanding
9,140,000 and 8,870,000 shares , respectively	91	89
Additional paid-in capital	35,059	35,611
Deficit accumulated during the exploration stage	(36,442)	(11,777)
Total stockholders' equity	(1,292)	23,923
Total Liabilities and Stockholders' Equity	$2,694	$39,827

See notes to financial statements.

Ridgestone Resources, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

					Period from
	For the three		For the nine		September 12, 2006
	months ended		months ended		(Date of Inception)
	November 30,		November 30,		To November 30,
	2007		2007		2007

Revenue	$-		$-		$-

Costs and expenses
General and administrative expenses	5,157		23,628		32,075
Impairment of mineral property costs	-		-		3,300
Mineral property exploration and carrying costs	-		1,037		1,067
Total costs and expenses	5,157		24,665		36,442

Net Loss	$(5,157	) $	(24,665	) $	(36,442)

Net loss per share
Basic and diluted	$(0.00	) $	(0.00)

Weighted Average Shares Outstanding
Basic and Diluted	9,140,000		9,035,000

See notes to financial statements.

Ridgestone Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	For the nine	Period from
	months ended	September 12, 2006
	November 30,	(Date of Inception) To
	2007	November 30, 2007
Cash Flows from Operating Activities
Net loss	$(24,665)	$(36,442)
Adjustments to reconcile net loss
to net cash provided by (used for) operating activities
Donated services and expenses	6,750	11,250
Impairment of mineral property costs	-	3,300
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	(14,215)	1,085
Due to related parties	2,297	2,901
Net cash provided by (used for) operating activities	(29,833)	(17,906)

Cash Flows from Investing Activities
Mineral property acquisition costs	-	(3,300)
Net cash provided by (used for) investing activities	-	(3,300)

Cash Flows from Financing Activities
Proceeds from sales of common stock	2,700	46,400
Offering costs incurred	(10,000)	(22,500)

Net cash provided by financing activities	(7,300)	23,900

Increase in cash	(37,133)	2,694

Cash - beginning of period	39,827	-

Cash - end of period	$2,694	$2,694

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to financial statements.

Ridgestone Resources, Inc.
(An Exploration Stage Company)
Note to Financial Statements
November 30, 2007
(Expressed in US dollars)
(Unaudited)

1.	Nature of Operations

Ridgestone Resources, Inc. (the “Company”) was incorporated in the State of Nevada on September 12, 2006. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standards (“SFAS”) No.7, “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

2.	Interim Financial Information

The unaudited financial statements as of November 30, 2007 and for the nine months ended November 30, 2007 and for the period September 12, 2006 (inception) to November 30, 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of November 30, 2007 and the results of operations and cash flows for the period then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine month period ended November 30, 2007 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending February 28, 2008. The balance sheet at February 28, 2007 has been derived from the audited financial statements at that date.

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

a)

The Company recognizes donated rent at $250 per month and donated services at $500 per month provided by the President of the Company. For the nine month period ended November 30, 2007, the Company recognized $2,250 in donated rent and $4,500 in donated services (which are included in general and administrative expenses) and increased additional paid-in capital by the same amounts.

Ridgestone Resources, Inc.
(An Exploration Stage Company)
Note to Financial Statements
November 30, 2007
(Expressed in US dollars)
(Unaudited)

b)

As at November 30, 2007, the Company is indebted to the President of the Company for $2,901, representing expenses paid on behalf of the Company. This amount is unsecured, non-interest bearing and has no repayment terms.

c)	On September 19, 2006, the Company issued 5,000,000 shares of common stock at $0.001 per share to the President of the Company for cash proceeds of $5,000.

4.	Mineral Property

On September 21, 2006, the Company acquired the right to conduct exploration activities on a mineral claim located in British Columbia, Canada, in consideration for $3,300. The claims are registered in the name of the President of the Company, who has executed a trust agreement whereby the President agreed to hold the claims in trust on behalf of the Company. There are situations that could prevent the Company from obtaining clear title to the mineral claims such as the bankruptcy or death of the President. The cost of the mineral property was initially capitalized. At February 28, 2007, the Company recognized an impairment loss of $3,300, as it had not yet been determined whether there are proven or probable reserves on the property

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

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must continue to raise cash from sources other than the sale of minerals found on the property. The cash we raised will allow us to stay in business for at least one year. Our success or failure will be determined by what we find under the ground.

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

     We issued 5,000,000 shares of common stock through a private placement pursuant to Regulation S of the Securities Act of 1933 to Pardeep Sarai, our sole officer and director in September 2006, in consideration of $5,000. The shares were sold to a non-US person and the transaction closed outside the United States of America. This was accounted for as a purchase of shares of common stock.

     In March 2007, we completed a private placement of 4,140,000 restricted shares of common stock pursuant to Reg. S of the Securities Act of 1933 and raised $41,400. All of the shares were sold to a non-US persons and all transactions closed outside the United States of America. This was accounted for as a purchase of shares of common stock.

     As of November 30, 2007, our total assets were $2,694 and our total liabilities were $3,986.

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

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of January, 2008.

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

PRINT PDF VERSION