Form 10-Q
period 2008-05-31
RidgeStone Resources, Inc.
filed 2008-07-15
CIK 1401671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 000-53269

RIDGESTONE RESOURCES, INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

1806 London Street
New Westminster, British Columbia
Canada V3M 3E3
(Address of principal executive offices, including zip code.)

(778) 227-0111
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [X]    NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X]    NO [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 63,980,000 as of July 11, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Ridgestone Resources, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)

	May 31,	February 29,
	2008	2008
	(Unaudited)

ASSETS
Current Assets
Cash	$626	$688
Total Assets	$626	$688

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued liabilities	$10,455	$6,163
Due to related party	6,813	6,510
Total current liabilities	17,268	12,673

Stockholders' Equity (Deficiency)
Preferred Stock, $0.00001 par value;
authorized 100,000,000 shares, none issued and outstanding	-	-
Common Stock, $0.00001 par value; authorized 100,000,000 shares, issued and outstanding
63,980,000 and 63,980,000 shares , respectively	640	640
Additional paid-in capital	39,010	36,760
Deficit accumulated during the exploration stage	(56,292)	(49,385)
Total Stockholders' Equity (Deficiency)	(16,642)	(11,985)
Total Liabilities and Stockholders' Equity (Deficiency)	$626	$688

See notes to financial statements.

Ridgestone Resources, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

			Period from
	For the three	For the three	September 12, 2006
	months ended	months ended	(Date of Inception)
	May 31, 2008	May 31, 2007	To May 31, 2008

Revenue	$-	$-	$-

Costs and expenses
General and administrative expenses	6,907	9,417	51,925
Impairment of mineral property costs	-	-	3,300
Mineral property exploration and carrying costs	-	-	1,067
Total costs and expenses	6,907	9,417	56,292
Net Loss	$(6,907)	$(9,417)	$(56,292)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding
Basic and Diluted	63,980,000	63,856,737

See notes to financial statements.

Ridgestone Resources, Inc.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the Period September 12, 2006 (Inception) to May 31, 2008
(Expressed in US Dollars)

				Deficit
				Accumulated
	Common Stock, $0.00001		Additional	During the
	par value		paid-in	Exploration
	Shares	Amount	capital	Stage	Total

Common shares sold for cash at $0.00014 per share	35,000,000	$350	$4,650	$-	$5,000
Common shares sold for cash at $0.00143 per share,
less offering costs of $12,500	27,090,000	271	25,929	-	26,200
Donated services and expenses	-	-	4,500	-	4,500
Net Loss	-	-	-	(11,777)	(11,777)
Balance - February 28, 2007	62,090,000	621	35,079	(11,777)	23,923
Common stock issued for cash at 0.00143 per share
less offering costs of $10,000	1,890,000	19	(7,319)	-	(7,300)
Donated services and expenses	-	-	9,000	-	9,000
Net Loss	-	-	-	(37,608)	(37,608)
Balance - February 29, 2008	63,980,000	$640	$36,760	$(49,385)	$(11,985)
Unaudited:
Donated services and expenses	-	-	2,250	-	2,250
Net Loss	-	-	-	(6,907)	(6,907)
Balance - May 31, 2008	63,980,000	640	39,010	(56,292)	(16,642)

See notes to financial statements.

Ridgestone Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

			Period from
	For the three	For the three	September 12, 2006
	months ended	months ended	(Date of Inception)
	May 31, 2008	May 31, 2007	To May 31, 2008
Cash Flows from Operating Activities
Net loss	$(6,907)	$(9,417)	$(56,292)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Donated services and expenses	2,250	2,250	15,750
Impairment of mineral property costs	-	-	3,300
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	4,292	(12,330)	10,455
Due to related party	303	489	6,813
Net cash used for operating activities	(62)	(19,008)	(19,974)

Cash Flows from Investing Activities
Mineral property acquisition costs	-	-	(3,300)
Net cash used for investing activities	-	-	(3,300)

Cash Flows from Financing Activities
Proceeds from sales of common stock	-	2,700	46,400
Offering costs incurred	-	-	(22,500)
Net cash provided by financing activities	-	2,700	23,900

(Decrease) Increase in cash	(62)	(16,308)	626

Cash - beginning of period	688	39,827	-

Cash - end of period	$626	$23,519	$626

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See notes to financial statements.

Ridgestone Resources, Inc.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2008
(Unaudited)

Note 1. Exploration Stage Company

The Company was incorporated in the State of Nevada on September 12, 2006. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standards (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at May 31, 2008, the Company has accumulated losses of $56,292 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2. Interim Financial Information

The unaudited financial statements as of May 31, 2008 and for the three months ended May 31, 2008 and 2007 and for the period September 12, 2006 (inception) to May31, 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of May 31, 2008 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three-month period ended May 31, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending February 28, 2009. The balance sheet at February 28, 2008 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended February 28, 2008 as included in our Form 10-K filed with the Securities and Exchange Commission on May 29, 2008.

Note 3. Related Party Balances/Transactions

a)

The Company receives office space and services from the President of the Company at no cost to the Company. For accounting purposes, the estimated fair value of these donated services ($250 per month for the office space, $500 per month for the services) is included in general and administrative expenses and additional paid-in capital is increased by the same amounts. For the years ended May 31, 2008 and 2007, the Company expensed $750 (May 31, 2007 - $750) in donated rent and $1,500 (May 31, 2008 - $1,500) in donated services.

b)

As at May 31, 2008, the Company is indebted to the President of the Company for $6,813 (February 29, 2008 - $6,510) representing expenses paid on behalf of the Company. This amount is unsecured, non-interest bearing and has no repayment terms.

Ridgestone Resources, Inc.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2008
(Unaudited)

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

d)

On June 18, 2007, the Securities and Exchange Commission declared effective the Company’s registration statement on Form SB-2 to register for sale the 28,980,000 shares of common stock owned by its stockholders other than the president. The Company will not receive any proceeds from such sales.

e)

On May 28, 2008, the Company effected a 7 to 1 forward stock split of its common stock. As a result, the issued and outstanding shares of common stock increased from 9,140,000 shares of common stock to 63,980,000 shares of common stock. All share amounts have been retroactively adjusted for all periods presented.

Note 6. Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. At May 31, 2008, the Company had a net operating loss carry forward of $40,542, which expires $7,277 in 2027, $28,608 in 2028 and $4,657 in 2029. Pursuant to SFAS No.109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of the net operating loss have not been recognized in these financial statements because the Company has not determined it to be more likely than not that it will utilize the net operating loss carry forward in future years. At May 31, 2008, the valuation allowance established against the deferred tax asset is $13,784.

Current United States income tax laws limit the amount of loss available to offset against future taxable income when a substantial change on ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Milestones

     The following are our milestones:

     1. Summer 2008 - We will retain a consultant to manage the exploration of the property. There are a number of mining consultants located in Vancouver, British Columbia that we intend to interview. At this time, we have not hired a consultant. We believe that the cost will run between $5,000 and $15,000. We are allowing 90 days to interview and hire our consultant.

     2. Fall 2008 - core drilling. Core drilling will cost $20 per foot. We plan to drill 15 holes to a depth of 100 feet. The total cost will be $30,000. Core drilling will be subcontracted to non-affiliated third parties. No power source is needed for core drilling. The drilling rig operates on diesel fuel. All electric power needed, for light and heating while on the property will be generated from gasoline powered generators. Time to conduct the core drilling - 120 days.

     3. Winter 2008 - have an independent third party analyze the samples from the core drilling. Determine if mineralized material is below the ground. If mineralized material is found, define the body. We estimate that it will cost $4,500 to analyze the core samples and will take 30 days.

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

     On June 16, 2008, we entered into a non-binding letter of intent with China Bright Technology Development Limited (“China Bright”) to acquire a license to use all of China Bright’s patent and intellectual rights for the purpose of manufacturing, marketing, and distributing products designed to reduce gas emissions by motor vehicles. The China Bright patents and intellectual rights are directed at the use of hydrogen technology to reduce gas emissions in motor vehicles. The letter of intent calls for us to execute a definitive licensing agreement on or before July 1, 2008 with China Bright. The territory to be covered be the license will be the European Union and the United States of America. The fee for license will be $3,500,000 payable as follows: $1,200,000 by August 31, 2009. In addition we will be obligated to issue to China Bright, an amount of common stock equal to 60% of our total outstanding common shares. All of the foregoing is subject to the execution of a definitive licensing agreement.

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

     As of May 31, 2008, our total assets were $626 and our total liabilities were $17,268.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

     We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II. OTHER INFORMATION

ITEM 5.      OTHER INFORMATION

     On June 12, 2008, the Company effected a seven-for-one stock split. The par value of the common stock will remain $0.00001 per share and the number of authorized shares of common stock and preferred stock will remain 100,000,000 shares each. The information contained in this report reflects the stock split.

ITEM 6.      EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section
906 of the Sarbanes-Oxley Act of 2002.

99.1	Letter of Intent between Ridgestone Resources, Inc., China Bright Technology
Development Limited, GreenChek Energy and Lincoln Parke.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of July, 2008.

RIDGESTONE RESOURCES, INC.

BY:	PARDEEP SARAI
Pardeep Sarai, President, Principal Executive
Officer, Secretary, Treasurer, Principal Financial
Officer, Principal Accounting Officer, and sole
member of the Board of Directors.

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section
906 of the Sarbanes-Oxley Act of 2002.

99.1	Letter of Intent between Ridgestone Resources, Inc., China Bright Technology
Development Limited, GreenChek Energy and Lincoln Parke.