Form 10-Q
period 2008-08-31
GreenChek Technology Inc.
filed 2008-10-20
CIK 1401671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2008

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 000-53269

GREENCHEK TECHNOLOGY INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

101 California Street, Suite 2450
San Francisco, CA 94111
(Address of principal executive offices, including zip code.)

(888) 775-7579
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 64,380,000 as of October 17, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

GreenChek Technology Inc.
(formerly Ridgestone Resources, Inc.)
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	August 31,	February 29,
	2008	2008
	(Unaudited)

ASSETS
Current Assets
Cash	$58	$688
Total current assets	58	688
License agreement costs, net of accumulated amortization and
allowance for impairment	-	-
Total Assets	$58	$688

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued liabilities	$17,914	$6,163
Due to related parties	16,827	6,510
Amount due licensor of license agreement, net of unamortizated debt	3,172,372	-
discounts
Total current liabilities	$3,207,113	$12,673

Stockholders' Equity (Deficiency)
Preferred Stock, $0.00001 par value;
authorized 100,000,000 shares, none issued and outstanding	-	-
Common Stock, $0.00001 par value; authorized 100,000,000 shares, issued and outstanding
63,980,000 and 63,980,000 shares , respectively	640	640
Additional paid-in capital	41,260	36,760
Deficit accumulated during the development stage	(3,248,955)	(49,385)
Total Stockholders' Equity (Deficiency)	(3,207,055)	(11,985)
Total Liabilities and Stockholders' Equity (Deficiency)	$58	$688

See notes to financial statements.

GreenChek Technology Inc.
(formerly Ridgestone Resources, Inc.)
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

					Period from
	For the three	For the three	For the six	For the six	September 12,
	months ended	months ended	months ended	months ended	2006 (Date of
	August 31,	August 31,	August 31,	August 31,	Inception) To
	2008	2007	2008	2007	August 31, 2008

Revenue	$-	$-	$-	$-	$-

Costs and expenses
General and administrative expenses	20,291	9,054	27,198	18,471	72,216
Amortization of license agreement costs	20,394	-	20,394	-	20,394
Provision for impairment of license agreement costs	3,081,184	-	3,081,184	-	3,081,184
Imputed interest expense	70,794	-	70,794	-	70,794
Impairment of mineral property costs	-	-	-	-	3,300
Mineral property exploration and carrying costs	-	1,037	-	1,037	1,067
Total costs and expenses	3,192,663	10,091	3,199,570	19,508	3,248,955
Net Loss	$(3,192,663)	$(10,091)	$(3,199,570)	$(19,508)	$(3,248,955)

Net loss per share
Basic and diluted	$(0.05)	$(0.00)	$(0.05)	$(0.00)

Weighted Average Shares Outstanding
Basic and Diluted	63,980,000	63,980,000	63,980,000	63,918,372

See notes to financial statements.

GreenChek Technology Inc.
(formerly Ridgestone Resources, Inc.)
(A Development Stage Company)
Statement of Stockholders' Equity (Deficiency)
For the Period September 12, 2006 (Inception) to August 31, 2008
(Expressed in US Dollars)
(Unaudited)
				Deficit	Total
				Accumulated	Stockholders'
	Common Stock, $0.00001		Additional	During the	Equity
	par value		paid-in	Development	Total
	Shares	Amount	capital	Stage	(Deficiency)

Common shares sold for cash at $0.00014 per share	35,000,000	$350	$4,650	$-	$5,000
Common shares sold for cash at $0.00143 per share,
less offering costs of $12,500	27,090,000	271	25,929	-	26,200
Donated services and expenses	-	-	4,500	-	4,500
Net Loss	-	-	-	(11,777)	(11,777)
Balance - February 28, 2007	62,090,000	621	35,079	(11,777)	23,923
Common stock issued for cash at 0.00143 per share
less offering costs of $10,000	1,890,000	19	(7,319)	-	(7,300)
Donated services and expenses	-	-	9,000	-	9,000
Net Loss	-	-	-	(37,608)	(37,608)
Balance - February 29, 2008	63,980,000	$640	$36,760	$(49,385)	$(11,985)
Donated services and expenses	-	-	2,250	-	2,250
Net Loss	-	-	-	(6,907)	(6,907)
Balance - May 31, 2008	63,980,000	$640	$39,010	$(56,292)	$(16,642)
Donated services and expenses	-	-	2,250	-	2,250
Net Loss	-	-	-	(3,192,663)	(3,192,663)
Balance - August 31, 2008	63,980,000	$640	$41,260	$(3,248,955)	$(3,207,055)

See notes to financial statements.

GreenChek Technology Inc.
(formerly Ridgestone Resources, Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)
	For the six	For the six	Period from
	months ended	months ended	September 12, 2006
	August 31, 2008	August 31, 2007	(Date of Inception) To
			August 31, 2008
Cash Flows from Operating Activities
Net loss	$(3,199,570)	$(19,508)	$(3,248,955)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Amortization of license agreement costs	20,394	-	20,394
Provision for impairment of license agreement costs	3,081,184	-	3,081,184
Imputed interest expense	70,794	-	70,794
Donated services and expenses	4,500	4,500	18,000
Impairment of mineral property costs	-	-	3,300
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	11,751	(15,275)	17,914
Net cash provided by (used in) operating activities	(10,947)	(30,283)	(37,369)

Cash Flows from Investing Activities
Mineral property acquisition costs	-	-	(3,300)
Net cash provided by (used in)investing activities	-	-	(3,300)

Cash Flows from Financing Activities
Proceeds from sales of common stock	-	2,700	46,400
Offering costs incurred	-	(10,000)	(22,500)
Due to related parties	10,317	2,010	16,827
Net cash provided by (used in)financing activities	10,317	(5,290)	40,727

(Decrease) Increase in cash	(630)	(35,573)	58

Cash - beginning of period	688	39,827	-

Cash - end of period	$58	$4,254	$58

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash investing activity:
Acquisition of license agreement in exchange for debt due
seller, less imputed interest	$3,101,578	$-	$3,101,578

See notes to financial statements.

GreenChek Technology Inc.
(formerly Ridgestone Resources, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2008
(Unaudited)

Note 1. Exploration Stage Company

Ridgestone Resources, Inc. was incorporated in the State of Nevada on September 12, 2006, and changed its name to GreenChek Technology Inc. (the “Company”) on August 5, 2008. From inception to July 14, 2008, the Company’s principal business was the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable. On July 14, 2008, the Company entered into a licensing agreement to acquire patent and intellectual rights relating to the manufacturing, marketing, and distributing of products designed to reduce gas emissions by motor vehicles through the use of hydrogen technology. (See Note 3).

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2008, the Company has accumulated losses of $3,248,955 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2. Interim Financial Information

The unaudited financial statements as of August 31, 2008 and for the three and six months ended August 31, 2008 and for the period September 12, 2006 (inception) to August 31, 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of August 31, 2008 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the six month period ended August 31, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending February 28, 2009. The balance sheet at February 28, 2008 has been derived from the audited financial statements at that date.

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

GreenChek Technology Inc.
(formerly Ridgestone Resources, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2008
(Unaudited)

Note 3. License Agreement Cost, Net

License agreement costs, net, at August 31, 2008 consists of:

License price, less $398,422 discount for imputed interest	$3,101,578
Less accumulated amortization	(20,394)
Less Allowance for impairment	(3,081,184)
License agreement cost, net	$-

On July 14, 2008, the Company entered into an Agreement with Lincoln Parke (“principal”) and China Bright Technology Development Limited (“China Bright”), collectively the “Licensor”, and acquired a Comprehensive License to use certain patent and intellectual rights for the purpose of manufacturing, marketing, and distributing products designed to reduce gas emissions by motor vehicles. The territory to be covered by the license is the European Union and the United States of America. The price for the license is $3,500,000 payable as follows: $300,000 on August 13, 2008; $1,000,000 by December 31, 2008; $1,000,000 by March 31, 2009; and, $1,200,000 by August 31, 2009. In addition, provided that the $1,000,000 payment due December 31, 2008 is made, the Company is to issue the Licensor 8,470,000 shares of Company common stock and the Company’s majority stockholder is to transfer the Licensor 35,000,000 shares of Company common stock, which would result in the Licensor owning a total of 43,470,000 shares or 60% of the Company’s 72,450,000 total outstanding common shares after the issuance. The Company must also use its best efforts to provide funding for business development of $3,500,000 payable on the same schedule as the license fee payments noted above. The Company must also use its best efforts to fund a $2,000,000 product and investor awareness marketing campaign through the issuance of shares.

The term of the Comprehensive License is 20 years. In the event of failure by the Company to fulfill any of its obligations under the Agreement, the Agreement and Comprehensive License may be terminated by the Licensor with 120 days notice. On July 15, 2008, the Principal was appointed Chief Executive Officer, Chief Financial Officer, and director of the Company.

At August 31, 2008, the Company had not paid the $300,000 instalment due August 13, 2008. On October 8, 2008, a partial payment of $211,000 was made. At October 20, 2008, the Company does not have sufficient cash to pay the remaining $89,000 of the instalment due August 31, 2008 or any of the other instalments totalling $3,200,000 due between December 31, 2008 and August 31, 2009. The Company is seeking qualified investors to provide such financing, but there is no assurance that it will be successful.

The Agreement did not state any interest on the $3,500,000 total amounts due the Licensor between August 13, 2008 and August 31, 2009. Accordingly, the Company recorded the license price at the $3,101, 578 present value (discounted at an 18% annual interest rate) at the $3,500,000 total payments due and recorded amortization expense of $20,394 for the priced July 14, 2008 to August 31, 2008 (Using the straight line method over the 20 years terms o the Agreement).

GreenChek Technology Inc.
(formerly Ridgestone Resources, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2008
(Unaudited)

As of August 31, 2008, the Company reviewed the remaining $3,081,184 carrying value of the license agreement costs for the potential impairment. Considering all facts and circumstances, the Company concluded that it was not more likely than not that any of the $3,081,184 carrying costs were recoverable. Accordingly, the Company expensed a $3,081,184 provision for impairment of license agreement costs at August 31,2008 and included the license agreement costs, net to $0.

Note 4. Due to Related Parties

Due to related parties consist of:

	August 31,	February 28,
	2008	2008
Due majority stockholder, non-
interest bearing, no repayment
terms	$16,617	$6,510

Due chief executive officer,
non-interest bearing, no repayment
terms	$210	-
Total	$16,827	$6,510

Note 5. Amount due Licensor of License Agreement

Amount due licensor of license agreement, net, at August 31, 2008, consists of :

Amount due August 13, 2008	$300,000
Amount due December 31, 2008	1,000,000
Amount due March 31, 2008	1,000,000
Amount due August 31, 2008	1,200,000
Total	3,500,000
Less debt discounts, net of accumulated
amortization of $70,794	(327,628)
Net	3,172,372

Note 6. Common Stock

a)	On September 19, 2006, the Company issued 35,000,000 shares of common stock at $0.00014 per share to the President of the Company for cash proceeds of $5,000.

GreenChek Technology Inc.
(formerly Ridgestone Resources, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2008
(Unaudited)

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

e)

On May 28, 2008, the Company effected a 7 to 1 forward stock split of the issued and outstanding common stock. As a result, the issued and outstanding share capital increased from 9,140,000 shares of common stock to 63,980,000 shares of common stock. All share amounts have been retroactively adjusted for all periods presented.

Note 7. Income Taxes

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

			Period from
			September 12,
	For the six	For the six	2006 (Date of
	months ended	months ended	Inception) To
	August 31,	August 31,	August 31,
	2008	2007	2008

Expected tax at 35%	$(1,119,850)	$(6,828)	$(1,137,134)
Provision for impairment of license	1,078,414	-	1,078,414
agreement
Imputed interest expense	24,778	-	24,778
Donated services expenses	1,575	1,575	6,300
Increase in valuation allowance	15,083	(5,253)	27,642
Income tax provision	$-	$-	$-

GreenChek Technology Inc.
(formerly Ridgestone Resources, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2008
(Unaudited)

Significant components of the Company’s deferred income tax assets are as follows:

	August 31,	February 29,
	2008	2008

Net operating loss carryforword	$(27,642)	$(12,560)
Valuation allowance	27,642	12,560
Net deferred tax assets	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $27,642 at August 31, 2008 attributable to the future utilization of the net operating loss carryforward of $78,977 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $78,977 net operating loss carryforward expires $7,277 in 2027, $28,608 in 2028 and $43,092 in 2029.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

Note 8. Commitment

On August 14, 2008, the Company entered into a Consulting Agreement with an investor relations firm. Under the Consulting Agreement, the investor relations firm is to be paid $5,000 per month for a term of 12 months.

Note 9. Subsequent Event

On September 17, 2008, the Company sold 400,000 Units to Noyz Management Corp. at $0.75 per Unit for proceeds of $300,000. Each Unit consists of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $0.75 per share to September 17, 2009.

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

     We have not yet generated or realized any revenues from our business activities.

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

     On July 14, 2008, we entered into a licensing agreement with China Bright Technology Development Limited, a Chinese corporation located in Central Hong Kong (“China Bright”) to use all of China Bright’s patent and intellectual rights for the purpose of manufacturing, marketing, and distributing products designed to reduce gas emissions by motor vehicles. The China Bright patents and intellectual rights are directed at the use of hydrogen technology to reduce gas emissions in motor vehicles. The territory to be covered by the license is the European Union and the United States of America. The fee for the license is $3,500,000 payable as follows: $300,000 on August 13, 2008; $1,000,000 by December 31, 2008; $1,000,000 by March 31, 2009; and, $1,200,000 by August 31, 2009. In addition we are obligated to issue to China Bright, an amount of common stock equal to the value of 60% of our total outstanding common shares.

     We have since terminated our mining operations.

     To meet our need for cash we recently raised $300,000. This should allow us to operate for one year. Other than as described in this paragraph, we have no other financing plans.

     We do not own any interest in any property. We lease our office space.

     We do not intend to hire additional employees at this time.

Our Business

General

     Currently we are manufacturing and marketing one product pursuant to our licensing agreement. It is the Emission Reduction Device 1.0. The ERD-1.0 is designed for installation on all vehicles with an internal combustion engine. The compact, self-contained ERD-1.0 includes a proprietary modular multiple cell Electrolyser (creates electrolysis) Unit for an Internal Combustion Engine that can be retrofitted to any type of internal combustion engine to enhance the combustion process, independent of the fuel used (gasoline, diesel, ethanol or propane/natural gas). The ERD-1.0 generates hydrogen by means of electrolysis. Water molecules are spontaneously split into hydrogen and oxygen gases of high purity, the resulting gases can then be distributed according to the use requirements.

Manufacturing

     Our ERD-1.0 is assembled by Tianjin Shenma Science and Technology Development Com., Ltd (“Tianjin”) located in Tianjin China pursuant to an oral agreement. They obtain the parts from various parts manufacturers in China. Our ERD-1.0 is assessembled in China and shipped to customers as directed by us.

Marketing

     We market our ERD-1.0 through Technical Environment Solutions Ltd. Currently we market our ERD-1.0 only in Europe. We also promote the ERD-1.0 through our website at www.greenchektech.com and through trade magazines, newspapers and at trade shows.

Patents and Trademarks

     We own no patents or trademarks.

License

     We manufacture and sell the ERD-1.0 pursuant to a license from China Bright Technology Development Limited, a Chinese corporation located in Central Hong Kong (“China Bright”). We have the right to use all of China Bright’s patent and intellectual rights for the purpose of manufacturing, marketing, and distributing products designed to reduce gas emissions by motor vehicles. The China Bright patents and intellectual rights are directed at the use of hydrogen technology to reduce gas emissions in motor vehicles. The territory to be covered by the license is the European Union and the United States of America. The fee for the license is $3,500,000 payable as follows: $300,000 on August 13, 2008; $1,000,000 by December 31, 2008; $1,000,000 by March 31, 2009; and, $1,200,000 by August 31, 2009. In addition we are obligated to issue to China Bright, an amount of common stock equal to the value of 60% of our total outstanding common shares. The intial $300,000 due on August 13, 2008 has been paid.

Milestones

     We have one milestone for the next twelve months. It is to manufacture and sell a sufficient number ERD-1.0s to generate revenues in order to operate profitably.

Limited Operating History; Need for Additional Capital

     There is no historical financial information about us upon which to base an evaluation of our performance. We have just started our current operations and have not generated any revenues from activities. We cannot guarantee we will be successful in our business activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

     To become profitable and competitive, we must sell a sufficient number of ERD-1.0s to generae a profit.

     We have no assurance that future financing will be available to us in the future on satisfactory terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our activities. Equity financing could result in additional dilution to existing shareholders.

Results of Activities

From Inception on September 12, 2006 to August 31, 2008

     We acquired the right to explore one property containing twelve cells. We do not own any interest in any property, but merely have the right to conduct exploration activities on one property. We have discontinued our mining operations.

     On July 14, 2008, we entered into a licensing agreement with China Bright Technology Development Limited, a Chinese corporation located in Central Hong Kong (“China Bright”) to use all of China Bright’s patent and intellectual rights for the purpose of manufacturing, marketing, and distributing products designed to reduce gas emissions by motor vehicles. The China Bright patents and intellectual rights are directed at the use of hydrogen technology to reduce gas emissions in motor vehicles. The territory to be covered by the license is the European Union and the United States of America. The fee for the license is $3,500,000 payable as follows: $300,000 on August 13, 2008; $1,000,000 by December 31, 2008; $1,000,000 by March 31, 2009; and, $1,200,000 by August 31, 2009. In addition we are obligated to issue to China Bright, an amount of common stock equal to the value of 60% of our total outstanding common shares.

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

     On Steptember 17, 2008 we sold 400,000 units to Noya Management Corp. in consideration of the $300,000. Each unit consisted on one share of common stock and one warrant. Each warrant allowed Noya Management Corp. to purchase one additional share of common stock at a price of $0.75 per share. As of the date hereof, no warrants have been exercised. The Units were sold to Noya Management Corp. pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. The transaction took place outside the United States and Noya Management Corp. is a non-US person.

     As of August 31, 2008, our total assets were $300,058 and our total liabilities were $334,741.

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

PART II. OTHER INFORMATION

ITEM 2.      UNREGISTERED SALE OF EQUITY SECURITIES

     On Steptember 17, 2008 we sold 400,000 units to Noya Management Corp. in consideration of the $300,000. Each unit consisted on one share of common stock and one warrant. Each warrant allowed Noya Management Corp. to purchase one additional share of common stock at a price of $0.75 per share. As of the date hereof, no warrants have been exercised. The Units were sold to Noya Management Corp. pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. The transaction took place outside the United States and Noya Management Corp. is a non-US person. The foregoing transaction was not reported on Form 8-K as required by Item 3.02 thereof.

ITEM 5.      OTHER INFORMATION

     On June 12, 2008, the Company effected a seven-for-one stock split. The par value of the common stock will remain $0.00001 per share and the number of authorized shares of common stock and preferred stock will remain 100,000,000 shares each. The information contained in this report reflects the stock split.

ITEM 6.      EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description

10.1	Licensing Agreement with China Bright Technology Development Limited

10.2	Distribution Agreement Technical Environment Solutions Ltd.

10.3	Subscription Agreement with Noyz Management Corp.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section
906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section
906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 20th day of October, 2008.

GREENCHEK TECHNOLOGY INC.

BY:	LINCOLN PARKE
Lincoln Parke
President, Principal Executive Officer, Secretary,
Treasurer and a member of the Board of Directors.

BY:	ANTOINETTE BOQUIREN
Antoinette Boquiren
Principal Financial Officer, Principal Accounting
Officer and a member of the Board of Directors.

EXHIBIT INDEX

Exhibit No.	Document Description

10.1	Licensing Agreement with China Bright Technology Development Limited

10.2	Distribution Agreement Technical Environment Solutions Ltd.

10.3	Subscription Agreement with Noyz Management Corp.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section
906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section
906 of the Sarbanes-Oxley Act of 2002.