Form 10-Q
period 2008-11-30
GreenChek Technology Inc.
filed 2009-01-20
CIK 1401671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 64,261,333 as of January 19, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

GreenChek Technology Inc.
(formerly Ridgestone Resources, Inc.)
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	November 30,	February 29,
	2008	2008
	(Unaudited)

ASSETS

Current Assets
Cash	$1,093	$688
Prepaid Expenses	754	-
Total current assets	1,847	688
License agreement costs, net of accumulated amortization and allowance
for impairment	-	-
Total Assets	$1,847	$688

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued liabilities	$21,631	$6,163
Due to related parties (Note 4)	350,511	6,510
Amount due licensor of license agreement, net of unamortizated debt
discounts	3,001,275	-
Total liabilities	3,373,417	12,673

Stockholders' Equity (Deficiency)
Preferred Stock, $0.00001 par value;
authorized 100,000,000 shares, none issued and outstanding	-	-
Common Stock, $0.00001 par value; authorized 100,000,000 shares,
issued 64,261,333 and 63,980,000 shares, respectively	643	640
Additional paid-in capital	232,657	36,760
Treasury Stock, 35,000,000 shares held at November 30,2008	(100,000)	-
Deficit accumulated during the development stage	(3,504,870)	(49,385)
Total Stockholders' Equity (Deficiency)	(3,371,570)	(11,985)
Total Liabilities and Stockholders' Equity (Deficiency)	$1,847	$688

See notes to financial statements.

GreenChek Technology Inc.
(formerly Ridgestone Resources, Inc.)
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	For the three	For the three	For the nine	For the nine	Period from
	months	months	months	months	September 12, 2006
	ended	ended	ended	ended	(Date of Inception)
	November	November	November	November	To November 30,
	30, 2008	30, 2007	30, 2008	30, 2007	2008

Revenue	$-	$-	$-	$-	$-

Costs and expenses
General and administrative expenses	127,012	-	147,303	-	147,303
Amortization of license agreement costs	-	-	20,394	-	20,394
Provision for impairment of license
agreement costs	-	-	3,081,184	-	3,081,184
Imputed interest expense	128,903	-	199,697	-	199,697
Total costs and expenses	255,915	-	3,448,578	-	3,448,578
Net Loss From Continuing Operations	(255,915)	-	(3,448,578)	-	(3,448,578)

Discontinued operations (Note 8)	-	(5,157)	(6,907)	(24,665)	(56,292)
Net Loss	$(255,915)	$(5,157)	$(3,455,485)	$(24,665)	$(3,504,870)

Net loss per share - basic and diluted
Continuing Operations	$(0.01)	$(0.00)	$(0.06)	$(0.00)
Discontinued Operations	(0.00)	(0.00)	(0.00)	(0.00)
Total	$(0.01)	$(0.00)	$(0.06)	$(0.00)

Weighted Average Shares Outstanding
Basic and Diluted	48,595,000	63,980,000	58,908,000	63,245,000

See notes to financial statements.

GreenChek Technology Inc.
(formerly Ridgestone Resources, Inc.)
(A Development Stage Company)
Statement of Stockholders' Equity (Deficiency)
For the Period September 12, 2006 (Inception) to November 30, 2008
(Expressed in US Dollars)
(Unaudited)
						Deficit
						Accumulated	Total
	Common Stock, $0.00001		Additional			During the	Stockholders'
	par value		Paid-in	Treasury Stock		Development	Equity
	Shares	Amount	Capital	Shares	Amount	Stage	(Deficiency)

Common shares sold for cash at
$0.00014 per share	35,000,000	$350	$4,650	-	$-	-	$5,000
Common shares sold for cash at
$0.00143 per share,
less offering costs of $12,500	27,090,000	271	25,929	-	-	-	26,200
Donated services and expenses	-	-	4,500	-	-	-	4,500
Net Loss	-	-	-	-	-	(11,777)	(11,777)
Balance - February 28, 2007	62,090,000	621	35,079	-	-	(11,777)	23,923
Common stock issued for cash at
0.00143 per share
less offering costs of $10,000	1,890,000	19	(7,319)	-	-	-	(7,300)
Donated services and expenses	-	-	9,000	-	-	-	9,000
Net Loss	-	-	-	-	-	(37,608)	(37,608)
Balance - February 29, 2008	63,980,000	640	36,760	-	-	(49,385)	(11,985)
Donated services and expenses	-	-	2,250	-	-	-	2,250
Net Loss	-	-	-	-	-	(6,907)	(6,907)
Balance - May 31, 2008	63,980,000	640	39,010	-	-	(56,292)	(16,642)
Donated services and expenses	-	-	2,250	-	-	-	2,250
Net Loss	-	-	-	-	-	(3,192,663)	(3,192,663)
Balance - August 31, 2008	63,980,000	640	41,260	-	-	(3,248,955)	(3,207,055)
Units sold for cash at $0.75 per Unit	281,333	3	210,997	-	-	-	211,000
Finders' fee	-	-	(21,100)	-	-	-	(21,100)
Donated services and expenses	-	-	1,500	-	-	-	1,500
Purchase of treasury stock	-	-	-	(35,000,000)	(100,000)	-	(100,000)
Net Loss	-	-	-	-	-	(255,915)	(255,915)
Balance - November 30, 2008	64,261,333	$643	$232,657	$(35,000,000)	$(100,000)	(3,504,870)	$(3,371,570)

See notes to financial statements.

GreenChek Technology Inc.
(formerly Ridgestone Resources, Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	For the nine	For the nine
	months ended	months ended	Period from September 12,
	November 30,	November 30,	2006 (Date of Inception) To
	2008	2007	November 30, 2008
Cash Flows from Operating Activities
Net loss	$(3,455,485)	$(24,665)	$(3,504,870)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Amortization of license agreement costs	20,394	-	20,394
Provision for impairment of license agreement costs	3,081,184	-	3,081,184
Imputed interest expense	199,697	-	199,697
Donated services and expenses	6,000	6,750	19,500
Impairment of mineral property costs	-	-	3,300
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	15,468	(14,215)	21,631
Prepaid expenses	(754)	-	(754)
Net cash used in operating activities	(133,496)	(32,130)	(159,918)

Cash Flows from Investing Activities
Mineral property acquisition costs	-	-	(3,300)
Net cash used in investing activities	-	-	(3,300)

Cash Flows from Financing Activities
Proceeds from sales of common stock	189,900	2,700	236,300
Purchase of treasuary stock	(100,000)	-	(100,000)
Offering costs incurred	-	(10,000)	(22,500)
Due to related parties	44,001	2,297	50,511
Net cash provided by (used in) financing activities	133,901	(5,003)	164,311

Increase (decrease) in cash	405	(37,133)	1,093

Cash - beginning of period	688	39,827	-

Cash - end of period	$1,093	$2,694	$1,093

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash investing activity:
Acquisition of license agreement in exchange for debt due
seller, less imputed interest	$3,101,578	$-	$3,101,578
Non-cash financing activity:
Repayment of amount due licensor of license agreement
in exchange for increase in due to related party	$300,000	$-	$300,000

See notes to financial statements.

GreenChek Technology Inc.
(formerly Ridgestone Resources, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2008
(Unaudited)

Note 1. Development Stage Company

Ridgestone Resources, Inc. was incorporated in the State of Nevada on September 12, 2006, and changed its name to GreenChek Technology Inc. (the “Company”) on August 5, 2008. From inception to May 31, 2008, the Company’s principal business was the acquisition and exploration of mineral resources. On July 14, 2008, the Company entered into a licensing agreement to acquire patent and intellectual rights relating to the manufacturing, marketing, and distributing of products designed to reduce gas emissions by motor vehicles through the use of hydrogen technology (see Note 3).

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2008, the Company has accumulated losses of $3,504,870 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2. Interim Financial Information

The unaudited financial statements as of November 30, 2008 and for the three and nine months ended November 30, 2008 and for the period September 12, 2006 (inception) to November 30, 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of November 30, 2008 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine month period ended November 30, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending February 28, 2009. The balance sheet at February 29, 2008 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended February 29, 2008 as included in our Form 10-K filed with the Securities and Exchange Commission on May 29, 2008.

GreenChek Technology Inc.
(formerly Ridgestone Resources, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2008
(Unaudited)

Note 3. License Agreement Costs, Net

License agreement costs, net, at November 30, 2008 consists of:
License price, less $398,422 discount for imputed interest	$3,101,578
Less accumulated amortization	(20,394)
Less allowance for impairment	(3,081,184)
License agreement costs, net	$-

On July 14, 2008, the Company entered into an Agreement with China Bright Technology Development Limited (the Licensor) and Lincole Parke (the Principal), and acquired a Comprehensive License to use certain patent and intellectual rights for the purpose of manufacturing, marketing, and distributing products designed to reduce gas emissions by motor vehicles. The territory covered by the license is the European Union and the United States of America. The price for the license is $3,500,000, payable as follows: $300,000 on August 13, 2008 (deemed paid); $1,000,000 by December 31, 2008; $1,000,000 by March 31, 2009; and, $1,200,000 by August 31, 2009. In addition, provided that the $1,000,000 payment due December 31, 2008 is made, the Company is to issue the Principal a total of 43,470,000 shares or approximately 60% of the Company’s total outstanding common shares after the issuance. The Company must also use its best efforts to provide funding for business development of $3,500,000 payable on the same schedule as the license fee payments noted above. The Company must also use its best efforts to fund a $2,000,000 product and investor awareness marketing campaign through the issuance of shares.

The term of the Comprehensive License is 20 years. In the event of failure by the Company to fulfill any of its obligations under the Agreement, the Agreement and Comprehensive License may be terminated by the Licensor with 120 days notice. On July 15, 2008, the Principal was appointed Chief Executive Officer, Chief Financial Officer, and director of the Company.

The Agreement did not state any interest on the $3,500,000 total amounts due the Licensor between August 13, 2008 and August 31, 2009. Accordingly, the Company recorded the license price at the $3,101,578 present value (discounted at an 18% annual interest rate) of the $3,500,000 total payments due and recorded amortization expense of $20,394 for the period July 14, 2008 to August 31, 2008 (using the straight line method over the 20 years term of the Agreement).

As of August 31, 2008, the Company reviewed the remaining $3,081,184 carrying value of the license agreement costs for potential impairment. Considering all facts and circumstances, the Company concluded that it was not more likely than not that any of the $3,081,184 carrying costs were recoverable. Accordingly, the Company expensed a $3,081,184 provision for impairment of license agreement costs at August 31, 2008 and reduced the license agreement costs, net to $0.

GreenChek Technology Inc.
(formerly Ridgestone Resources, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2008
(Unaudited)

Note 4. Due to Related Parties

Due to related parties consist of:

	November	February
	30, 2008	29, 2008
Due chief executive officer:
Amount due relating to the deemed payment of the $300,000
license agreement installment due August 13, 2008,
non-interest bearing, no repayment terms
	$300,000	$-
Accrued management fee	4,036	-
Other	971	-
Due former majority stockholder and chief executive officer:
Amount due relating to the Company's purchase of treasury stock	25,000	-

Other, non-interest bearing, no repayment terms	16,226	6,510

Accrued consulting fee due chief strategy officer	4,036	-
Due chief financial officer	242	-

Total	$350,511	$6,510

In the three months ended November 30, 2008, the Company, the Licensor (a corporation controlled by the Company’s chief executive officer), and the Principal (chief executive officer of both the Company and the Licensor) agreed to deem the $300,000 license agreement installment due August 13, 2008 as paid in exchange for the Company’s agreement to pay $300,000 to the Principal.

Note 5. Amount due Licensor of License Agreement

Amount due licensor of license agreement, net, at November 30, 2008, consists of:

Amount due December 31, 2008	$1,000,000
Amount due March 31, 2009	1,000,000
Amount due August 31, 2009	1,200,000
Total	3,200,000
Less debt discounts, net of accumulated
amortization of $199,697	(198,725)
Net	$3,001,275

GreenChek Technology Inc.
(formerly Ridgestone Resources, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2008
(Unaudited)

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

e)

On May 28, 2008, the Company effected a 7 to 1 forward stock split of the issued and outstanding common stock. As a result, the issued and outstanding shares increased from 9,140,000 shares of common stock to 63,980,000 shares of common stock. All share amounts have been retroactively adjusted for all periods presented.

f)

On October 7 and October 8, 2008, pursuant to a Subscription Agreement dated September 17, 2008, the Company sold 281,333 Units to Noyz Management Corp. at $0.75 per unit for gross proceeds of $211,000. After deducting $21,100 in finder’s fees, the net proceeds to the Company was $189,900. Each Unit consists of one share of common stock and one warrant to purchase one share of common stock at an exercise price of 0.75 per share to September 17, 2009.

g)

On October 21, 2008, the Company entered into a Return to Treasury Agreement with Pardeep Sarai, former majority stockholder and chief executive officer of the Company (“Sarai”), whereby the Company agreed to purchase 35,000,000 shares of Company common stock owned by Sarai for $100,000. Pursuant to this agreement, the Company paid $75,000 to Sarai on October 21, 2008 and has included $25,000 in the due to related parties liability at November 30, 2008. The agreement provides that the 35,000,000 shares are to be returned to Sarai if the Company fails to pay the remaining $25,000 to Sarai by March 1, 2009 or if certain transactions contemplated by the License Agreement do not occur.

GreenChek Technology Inc.
(formerly Ridgestone Resources, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2008
(Unaudited)

Note 7. Income Taxes

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

			Period from
			September 12,
	For the nine	For the nine	2006 (Date of
	months ended	months ended	Inception) To
	November 30,	November 30,	November 30,
	2008	2008	2007

Expected tax at 35%	$(1,209,420)	$(8,633)	$(1,226,705)
Provision for impairment of	1,078,414	-	1,078,414
license agreement costs
Imputed interest expense	69,894	-	69,894
Donated services expenses	2,100	2,363	6,825
Increase in valuation allowance	59,012	6,270	71,572
Income tax provision	$-	$-	$-

Significant components of the Company’s deferred income tax assets are as follows:

	November 30,	February 29,
	2008	2008

Net operating loss carryforward	$71,572	$12,560
Valuation allowance	(71,572)	(12,560)
Net deferred tax assets	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $71,572 at November 30, 2008 attributable to the future utilization of the net operating loss carryforward of $204,489 at November 30, 2008 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $204,489 net operating loss carryforward expires $7,277 in 2027, $28,608 in 2028 and $168,604 in 2029.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

GreenChek Technology Inc.
(formerly Ridgestone Resources, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2008
(Unaudited)

Note 8. Discontinued Operations

On May 31, 2008, the Company discontinued its mineral property acquisition and exploration operations.

The results of discontinued operations are summarized as follows:

	For the	For the	For the	For the	Period
	Three	Three	Nine	Nine	From
	Months	Months	Months	Months	September 12,
	Ended	Ended	Ended	Ended	2006 (Date of
	November	November	November	November	Inception) to
	30,	30,	30,	30,	November 30,
	2008	2007	2008	2007	2008
Revenues	$–	$–	$–	$–	$–
General and administrative
expenses	–	5,157	6,907	23,628	51,925
Impairment of mineral
property costs	–	–	–	–	3,300
Mineral property exploration
and carrying costs	–	–	–	1,037	1,067

Total costs and expenses	–	5,157	6,907	24,665	56,292

Net Loss	$–	$(5,157)	$(6,907)	$(24,665)	$(56,292)

Note 9. Commitments and Contingencies

On August 1, 2008, the Company entered into a Management Contract with Lincoln Parke (“Parke”), the Company’s chief executive officer. Under the agreement, Parke is to perform certain services for the Company and the Company is to pay monthly management fees of 5000 Canadian dollars (approximately $4,036 translated at the November 30, 2008 exchange rate) to Parke. Either party can terminate the agreement with 30 days written notice.

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

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin selling ERD-1.0 units. Accordingly, we must raise cash from private placements or other equity financings. Our only other source for cash at this time is investment by others in our recently completed private placement. The cash we raised will allow us to stay in business for at least one quarter. Our success or failure will be determined in the short term by additional equity financings and, in the long term by the number of ERD-1.0 units we sell.

     On July 14, 2008, we entered into a licensing agreement with China Bright Technology Development Limited, a Chinese corporation located in Hong Kong (“China Bright”) to use all of China Bright’s patent and intellectual rights for the purpose of manufacturing, marketing, and distributing products designed to reduce gas emissions by motor vehicles. The China Bright patents and intellectual rights are directed at the use of hydrogen technology to reduce gas emissions in motor vehicles. The territory to be covered by the license is the European Union and the United States of America. The fee for the license is $3,500,000 payable as follows: $300,000 on August 13, 2008; $1,000,000 by December 31, 2008; $1,000,000 by March 31, 2009; and, $1,200,000 by August 31, 2009. In addition we are obligated to issue to China Bright, an amount of common stock equal to the value of 60% of our total outstanding common shares.

     We have since terminated our mining operations.

     To meet our need for cash we recently raised $300,000, of which a balance of $64,000 has yet to be paid. The receipt of the balance of these funds should allow us to operate for one quarter. Other than as described in this paragraph, we are actively pursuing other financing options.

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

Manufacturing

     Our ERD-1.0 is assembled by Tianjin Shenma Science and Technology Development Company Ltd. (“Tianjin”) located in Tianjin, China pursuant to a verbal agreement. Tianjin obtains the parts from parts manufacturers throughout China, however, is not dependent on a particular vendor, as the parts are generic and available from multiple parts supply sources. Greenchek designs its products so as not to be dependent on the continuing availability of specialty parts or processes.

     Our ERD-1.0 is also assembled in China and shipped to customers as directed by the Company. We aim to design and manufacture our products to perform reliably for the life of the product and system into which they are integrated. We seek to achieve high reliability through the application of proprietary technologies and rigorously controlled design, development, manufacturing and test processes.

Marketing

     We market our ERD-1.0 through Technical Environment Solutions Ltd. (“Tesel”), a European-based sale and distribution company with extensive worldwide experience in environmental technologies and their applications. Tesel specializes in emissions reduction technologies.

     Currently, we market our ERD-1.0 only in Europe. We also promote the ERD-1.0 through our website at www.greenchektech.com and through trade magazines, newspapers and at broadcast exhibitions. Greenchek is continuing to identify, qualify and establish direct dealers, distributor arrangements and agents to market our product.

Patents and Trademarks

     We own no patents or trademarks.

License

     We manufacture and sell the ERD-1.0 pursuant to a license from China Bright Technology Development Limited, a Chinese corporation located in Hong Kong (“China Bright”). We have the right to use all of China Bright’s patent and intellectual rights for the purpose of manufacturing, marketing, and distributing products designed to reduce gas emissions by motor vehicles. The China Bright patents and intellectual rights are directed at the use of hydrogen technology to reduce gas emissions in motor vehicles. The territory to be covered by the license is the European Union and the United States of America. The fee for the license is $3,500,000 payable as follows: $300,000 on August 13, 2008, $1,000,000 by December 31, 2008; $1,000,000 by March 31, 2009; and, $1,200,000 by August 31, 2009. In addition we are obligated to issue to China Bright, an amount of common stock equal to the value of 60% of our total outstanding common shares.

Milestones

     We have one milestone for the next twelve months. It is to manufacture and sell a sufficient number of ERD-1.0s to generate revenues in order to operate profitably.

Limited Operating History and Need for Additional Capital

     There is no historical financial information about us upon which to base an evaluation of our performance. We have just started our current operations and have not generated any revenues from activities. We cannot guarantee we will be successful in our business activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in manufacturing our product, and possible cost overruns due to price and cost increases in services.

     To become profitable and competitive, we must sell a sufficient number of ERD-1.0s to generate revenues and profits.

     We have no assurance that future financing will be available to us in the future on satisfactory terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our activities. Equity financing could result in additional dilution to existing shareholders.

Results of Activities
From Inception on September 12, 2006 to November 30, 2008:

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

     We have spent this quarter preparing technical amendments to our ERD 1.0 in order to conform to European-built vehicles. In 2009 we expect to complete Pilots with major customers having sales potentials greater than 100 GreenChek ERD 1.0 units.

     In 2010 to 2011 we have a minimum expectation of selling 500 ERD 1.0 installations. Also, we continue to develop our ERD 1.0 specifically for application on locomotives.

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

     On September 17, 2008 we sold 400,000 units to Noya Management Corp. in consideration of the $300,000. Each unit consisted on one share of common stock and one warrant. Each warrant allowed Noya Management Corp. to purchase one additional share of common stock at a price of $0.75 per share. As of the date hereof, no warrants have been exercised. The Units were sold to Noya Management Corp. pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. The transaction took place outside the United States and Noya Management Corp. is a non-US person.

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

PART II. OTHER INFORMATION

ITEM 6.      EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 20th day of January, 2009.

GREENCHEK TECHNOLOGY INC.

BY:	LINCOLN PARKE
Lincoln Parke
President, Principal Executive Officer, Secretary,
Treasurer and a member of the Board of Directors.

BY:	ANTOINETTE BOQUIREN
Antoinette Boquiren
Principal Financial Officer, Principal Accounting
Officer and a member of the Board of Directors.

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.