Form 10-K
period 2009-02-28
GreenChek Technology Inc.
filed 2009-06-15
CIK 1401671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED FEBRUARY 28, 2009

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
Yes [    ]   No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:
Yes [    ]   No [ X ]

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes [ X ]   No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ x ]   No [    ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 12, 2009: $1,493,688.

PART I.

ITEM 1.                     BUSINESS.

General

We were incorporated in the State of Nevada on September 12, 2006 and changed our name to GreenChek Technology Inc. (the “Company”) on August 5, 2008.  From inception to May 31, 2008, our principal business was the acquisition and exploration of mineral resources. On July 14, 2008, we entered into a licensing agreement to acquire patent and intellectual rights relating to the manufacturing, marketing, and distributing of products designed to reduce gas emissions by motor vehicles through the use of hydrogen technology.

In 2008, we negotiated the license acquisition of a development stage company that limits emissions emanating from the Internal Combustion Engine (ICE).  The company has completed its first generation Onboard Hydrogen Generating (OHG) technology that permits any ICE, independent of fuel source (gasoline, diesel, ethanol, propane, and natural gas) to operate with reduced emissions.  Negotiations with this group were successful and an acquisition of its assets was completed.

We have no plans to change our business activities or to combine with another business, and are not aware of any events or circumstances that might cause us to change our plans. Currently, we do not intend to acquire other interests in any other business. Our business plan is solely to manufacture and market our Emission Reduction Device (ERD-2.0) pursuant to a licensing agreement. The ERD-2.0 is designed for installation on all vehicles with an internal combustion engine. The compact, self-contained ERD-2.0 includes a proprietary modular multiple cell Electrolyser (creates electrolysis) Unit for an Internal Combustion Engine that can be retrofitted to any type of internal combustion engine to enhance the combustion process, independent of the fuel used (gasoline, diesel, ethanol or propane/natural gas). The ERD-2.0 product generates hydrogen by means of electrolysis. Water molecules are spontaneously split into hydrogen and oxygen gases of high purity, the resulting gases can then be distributed according to the user’s requirements.

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

                We completed our public offering on March 7, 2007 by raising $41,400.

In summer 2008, we terminated our mining operations.

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

We own no property.

ITEM 3.                     LEGAL PROCEEDINGS.

We are not presently a party to any litigation.

ITEM 4.                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.	MARKET PRICE FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our shares are traded on the Bulletin Board operated by the Federal Industry Regulatory Authority under the symbol “GCHK.” A summary of trading by quarter for 2009 fiscal year is as follows:

	High Bid	Low Bid
Fourth Quarter 12-01-08 to 2-28-09	$0.66	$0.18
Third Quarter 9-01-08 to 11-30-08	$1.18	$0.44
Second Quarter 6-01-08 to 8-31-08	$1.00	$0.45
First Quarter 3-01-08 to 5-31-08	$0.00	$0.00

Fourth Quarter 12-01-07 to 2-29-08	$0.00	$0.00
Third Quarter 9-01-07 to 11-30-07	$0.00	$0.00
Second Quarter 6-01-07 to 8-31-07	$0.00	$0.00
First Quarter 3-01-07 to 5-31-07	$0.00	$0.00

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

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our expenses. This is because we have not generated any revenues and no revenues are anticipated until we begin selling ERD-2.0 units. Accordingly, we must raise cash from private placements or other equity financings. Our only other source for cash at this time is investment by others in our recently completed private placement. The cash we raised will allow us to stay in business for at least one quarter. Our success or failure will be determined in the short term by additional equity financings and, in the long term by the number of ERD-2.0 units we sell.

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

Our Business

General

We are a development stage business incorporated under the laws of the State of Nevada on September 12, 2006.  Currently, we are manufacturing and marketing one product.

Our Product

The device we are developing, manufacturing and marketing, pursuant to our licensing agreement, is the Emission Reduction Device 2.0 (“ERD-2.0”). The ERD-2.0 is designed for installation on all vehicles with an internal combustion engine (“ICE”). The compact, self-contained ERD-2.0 includes a proprietary modular multiple cell Electrolyser (creates electrolysis) Unit for an internal combustion engine that can be retrofitted to any type of  ICE to enhance the combustion process, independent of the fuel used (gasoline, diesel, ethanol or propane/natural gas). The ERD-2.0 product generates hydrogen by means of electrolysis. Water molecules are spontaneously split into hydrogen and oxygen gases of high purity, the resulting gases can then be distributed according to the user’s requirements.

Specifically focused on ICE integration, the ERD unit produces an amalgamation of hydrogen and oxygen gases, exclusively on demand, at miniscule pressure, only when the engine is operational.  These gases are transported to the engine where they are entirely exhausted in the combustion procedure.  The ERD unit ameliorates engine performance efficiency by generating augmented combustion of the air-fuel amalgam.  The combustion intensity valuation of the hydrogen is not viewed as noteworthy, when contrasted with the operational benefit observed.  The supplemental hydrogen is functioning as an octane adjunct.  As well, the hydrogen acts as a dissemination minimization factor in regards to greenhouse gases propagated by the combustion procedure.

The ERD 2.0 is engineered to operate in a modular format for greater efficiency. The ability to link units together contribute to our ability to service larger engines, obtain further fuel cost savings and greater emission reduction, at the same time maintaining durability and overall quality.  The product has a two year warranty.

History

GreenChek is focused on sales of the ERD units and further developing its technology for use as an onboard power source for ICEs.  We have invented and developed, over the last five years, a proprietary process of hydrogen generation using environmentally safe materials and techniques that can take place onboard the vehicle.  Management believes that the addition of this onboard hydrogen generating technology eliminates the need for hydrogen storage on the vehicle, potentially making the vehicle lighter and safer, and reducing its reliance on an infrastructure to provide hydrogen.

The world is becoming more environmentally aware and so is the market.  There is a great deal of interest in hydrogen-supplemented engines, which are considered to be environmentally friendly.  These engines create substantially less emissions than purely fossil fuel operated ICEs.  It has become apparent that human technological innovations and fossil fuel utilizing advancements are the basis of the majority of the increased heat-trapping gases, also known as greenhouse gases (GHG).  Most industrialized nations have enacted environmental initiatives with a view to decreasing GHG, many of which are generated from fossil fuel emissions.

Management believes that the GreenChek model of onboard hydrogen generation for supplemented combustion, as carried out by our proprietary process, results in a procedure for generating hydrogen that is both safe in operation because of the use of small portions of hydrogen and hydrogen is only generated while the engine is in operation (generated only upon demand).  In our tests, as well as independent third party testing, we believe that the increased efficiency of the ICE energy is excellent as well the observance of decreased emissions while the unit is in operation.  The operating costs for the system are small.

The main focus of the Company is the further development, manufacture, real world third party testing, and sale of our ERD product.

The ERD-2.0 is the outcome of five years of experimentation and testing.  The Company focused particular attention to the environmental safety of the hydrogen being produced, with the main focus being the development of the knowledge needed to properly utilize hydrogen in an ICE safely as well as ensure that the ERD unit is stable and can operate in extreme environments without failure.

The development of the ERD-2.0 also focused on creating a stable, viable electrochemical process and gathering data from testing.  The expected results of the development fell into several key categories:

1.           The conversion of an entirely fossil fuel operated conventional ICE to an ICE equipped with the ERD and an ICE which now operates on hydrogen and fossil fuel mixture instead of only fossil fuel such as diesel or gasoline;

2.           The collection of test data obtained from the ERD equipped engines described in (1) above;

3.           The collection of test data from the ERD equipped vehicle described in (2) above;

4.           Gaining third party certification for the internal combustion engines tested on the road;

5.           The development of the project design of a series of ERD units using real-world data obtained from the above-mentioned tests.

Planning

The Company continues to pursue its development plans under the following timelines, with the understanding however, that such timelines are guidelines only, and may not be strictly adhered to and dependent upon many variables.

For Immediate Implementation

The following activities are planned for immediate implementation and are expected to take up to twelve months based on financing:

1.           Preliminary third party testing of the ERD technology was completed February 2008.  From this test, a report was generated, which includes emission reduction and fuel reduction data for the ERD, quantified in real time.  Four (4) components of vehicle exhaust and the fuel consumption rate were measured. The pollutants measured are oxides of nitrogen (NOx), total hydrocarbons (HC), carbon monoxide (CO), and carbon dioxide (CO2). NOx is a common product of ICEs caused by the oxidation of nitrogen from the air used for the intake air supply to the engine. Hydrocarbons results from incomplete combustion, originating from the fuel supply. CO and CO2 are created by the bonding of the carbon in the fuel combining with the oxygen in the intake air. CO2 is the main product of combustion while CO is a more toxic component which is produced at two orders of magnitude smaller than CO2.

2.           Complete further third party testing and sale of ERD units for fleets in the United Kingdom in the second quarter 2009.

3.           Complete further third party testing and sale of ERD units throughout Europe in the third quarter 2009.

4.           Secure agreements to distribute our ERD-2.0 in China in the fourth quarter 2010.

Manufacturing

Our ERD-2.0 is assembled by Tianjin Shenma Science and Technology Development Company Ltd. (“Tianjin”) located in Tianjin, China pursuant to a verbal agreement. Tianjin obtains the parts required to manufacture our ERD-2.0 from various parts manufacturers throughout China, however, Tianjin is not dependent on a particular vendor, as the parts are generic and available from multiple parts supply sources. GreenChek designs its product so as not to be dependent on the continuing availability of specialty parts or processes.

Tianjin Shenma Science and Technology Development Company Ltd., has committed a 4,000 square foot facility in Tianjin, China, for the manufacture of GreenChek’s ERD technology. The production capacity for the facility is expected to be 1,050 units per month.

The production line of Tianjin’s manufacturing facility is ready for operation.  Currently, Tianjin’s capacity for ERD production is approximately 1,050 ERD units per month based on an existing 4,000 square foot factory area.  GreenChek is currently negotiating for additional factory area.  With additional investment in assembly stations, dies, molds and machines, the Company believes it can increase the monthly production capacity if required to meet the needs of its customers.

Our ERD-2.0 is also assembled in China and shipped to customers in Asia, Europe and North America as directed by the Company. We aim to design and manufacture our product to perform reliably for the life of the product and system into which they are integrated. We seek to achieve high reliability through the application of proprietary technologies and rigorously controlled design, development, manufacturing and test processes.

Marketing

We market our ERD-2.0 through Technical Environment Solutions Ltd. (“TESEL”), a European-based sales and distribution company with extensive worldwide experience in environmental technologies and their applications.  TESEL specializes in emissions reduction technologies.

Currently, we market our ERD-2.0 only in Europe. We also promote our product through our website at www.greenchektech.com and through trade magazines, newspapers and at broadcast exhibitions.  GreenChek is continuing to identify, qualify and establish direct dealers, distributor arrangements and agents to market our product.

Competition

We compete against existing and emerging technologies in our targeted markets for mobile and stationary applications. We compete primarily on the basis of safety, reliability, efficiency, cost and environmental considerations.  Currently, there are only two (2) competitors that we are aware of who are developing electrolysis based hydrogen cell technology for the mobile and stationary markets.

                We also compete against PEM fuel cells. A PEM fuel cell is a device that produces electricity through an electrochemical reaction in which hydrogen and oxygen are combined to generate electricity, with usable heat and water as the principal by-products. An example of a PEM fuel cell company would be Ballard Power Systems Inc.  A number of major manufacturing and automotive companies also have in-house PEM fuel cell development efforts. Many corporations are engaged in the area of alternative power generation in the United States, Canada and abroad, including, among others, major electric, oil, chemical, natural gas and specialized electronic firms, as well as universities, research institutions and foreign government-sponsored corporations. Many of these companies have substantially greater financial, research and development, manufacturing and marketing resources than we do.

We also compete with corporations that are building other types of fuel cells. These include phosphoric acid fuel cells, molten carbonate fuel cells, solid oxide fuel cells and alkaline fuel cells are generally thought to to have viable commercial potential. These fuel cells can be differentiated in regard to cell materials and temperature while operating. While all fuel cell types have probable environmental and efficiency advantages over traditional power sources, we believe that the GreenChek ERD is ready for immediate commercialization in mobile transportation sector, does not require hydrogen storage, and can be manufactured less expensively and is more efficient and more practical in mobile and stationary applications than our competition.

Patents and Trademarks

We own no patents or trademarks.

License

We manufacture and sell the ERD-2.0 pursuant to a license from China Bright Technology Development Limited (“China Bright”), a Chinese corporation located in Hong Kong.  We have the right to use all of China Bright’s patent and intellectual rights for the purpose of manufacturing, marketing, and distributing products designed to reduce gas emissions by motor vehicles. The China Bright patents and intellectual rights are directed at the use of hydrogen technology to reduce gas emissions in motor vehicles. The territory to be covered by the license is the European Union and the United States of America. The fee for the license is $3,500,000 payable as follows: $300,000 on August 13, 2008, $1,000,000 by December 31, 2008; $1,000,000 by March 31, 2009; and, $1,200,000 by August 31, 2009. In addition we are obligated to issue to China Bright, an amount of common stock equal to the value of 60% of our total outstanding common shares.

Limited Operating History and Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We have just started our current operations and have not generated any revenues from our activities. We cannot guarantee we will be successful in our business activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in manufacturing our product, and possible cost overruns due to price and cost increases in services.

The development and marketing of new technology is capital intensive.  We have funded our current operations either from the sale of our common stock or through loans made by our chief executive officer and directors.  We have utilized funds obtained to date for corporate organizational purposes, license payments and parts and supplies purchases to manufacture our ERD product.  We require additional funding for license payments to China Bright, marketing and IR program costs and manufacturing costs of our ERD-2.0.

To become profitable and competitive, we must sell a sufficient number of ERD-2.0 units to generate revenues and profits.

We have no assurance that future financing will be available to us in the future on satisfactory terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our activities. Equity financing could result in additional dilution to existing shareholders.

Results of Activities
From Inception on September 12, 2006 to February 28, 2009:

In 2006, we acquired the right to explore one property containing twelve cells. We do not own any interest in any property, but merely the right to conduct exploration activities on the property. In 2008, we discontinued our mining operations.

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

We have spent this quarter preparing technical amendments to our ERD 2.0 in order to conform to European-built vehicles. In summer 2009 we expect to complete Pilots with major customers having sales potentials greater than 100 GreenChek ERD units.

In 2010 to 2011 we have a minimum expectation of selling 500 ERD 2.0 installations.  Also, we continue to develop our ERD 2.0 specifically for application on locomotives.

Liquidity and Capital Resources

As of February 28, 2009, we had incurred losses since inception and had a working capital deficiency of $3,524,074.  As of the date of this report, we have yet to generate any revenues from our business activities.  Management believes the ability of the Company to continue as a going concern, earn revenues and achieve profitability is highly dependent on a number of factors including, but not limited to: our ability to improve and continue to manufacture our product; obtain sufficient financing; market our product; and to secure agreements with distributors to distribute a sufficient quantity of our product, the ERD-2.0.

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

General and Administrative Expenses

General and administrative expenses include those costs incurred to manufacture the Company’s ERD-2.0 product, professional services provided to us in connection with the execution of our license agreement, research and development, marketing, and general administration.

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

ITEM 8.                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GreenChek Technology Inc.

I have audited the accompanying balance sheets of GreenChek Technology Inc. (the Company), a development stage company, as of February 28, 2009 and February 29, 2008 and the related statements of operations, stockholders’ equity (deficiency), and cash flows for the years ended February 28, 2009 and February 29, 2008 and for the period September 12, 2006 (date of inception) to February 28, 2009.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GreenChek Technology Inc., a development stage company, as of February 28, 2009 and February 29 , 2008 and the results of its operations and its cash flows for the years ended February 28, 2009 and February 29 , 2008 and for the period September 12, 2006 (date of inception) to February 28, 2009 in conformity with accounting principles generally accepted in the United States.

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

MICHAEL T. STUDER CPA P.C.
Michael T. Studer CPA P.C.
Freeport, New York
May 29, 2009

GreenChek Technology Inc.
(formerly Ridgestone Resources, Inc.)
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	February 28,	February 29,
	2009	2008

ASSETS
Current Assets
Cash	$391	$688
Prepaid Expenses	7,706	-
Total current assets	8,097	688
License agreement costs, net of accumulated amortization and allowance for impairment	-	-
Total Assets	$8,097	$688

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued liabilities	$65,780	$6,163
Due to related parties (Note 4)	362,585	6,510
Amount due to licensor of license agreement, net of unamortizated debt discounts	3,103,806	-
Total liabilities	3,532,171	12,673

Stockholders' Deficiency
Preferred Stock, $0.00001 par value;
authorized 100,000,000 shares, none issued and outstanding	-	-
Common Stock, $0.00001 par value; authorized 100,000,000
shares, issued 64,288,000 and 63,980,000 shares, respectively	643	640
Additional paid-in capital	252,157	36,760
Treasury Stock, 35,000,000 shares held at February 28, 2009	(100,000)	-
Deficit accumulated during the development stage	(3,676,874)	(49,385)
Total Stockholders' Deficiency	(3,524,074)	(11,985)
Total Liabilities and Stockholders' Deficiency	$8,097	$688

See notes to financial statements.
F-2

GreenChek Technology Inc.
(formerly Ridgestone Resources, Inc.)
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)

	For the year ended February 28, 2009	For the year ended February 29, 2008	Period from September 12, 2006 (Date of Inception) To February 28, 2009

Revenue	$-	$-	$-

Costs and expenses
General and administrative expenses	216,776	-	216,776
Amortization of license agreement costs	20,394	-	20,394
Provision for impairment of license agreement costs	3,081,184	-	3,081,184
Imputed interest expense	302,228	-	302,228
Total costs and expenses	3,620,582	-	3,620,582
Net Loss From Continuing Operations	(3,620,582)	-	(3,620,582)

Discontinued operations (Note 8)	(6,907)	(37,608)	(56,292)
Net Loss	$(3,627,489)	$(37,608)	$(3,676,874)

Net loss per share - basic and diluted
Continuing Operations	$(0.07)	$(0.00)
Discontinued Operations	(0.00)	(0.00)
Total	$(0.07)	$(0.00)

Weighted Average Shares Outstanding
Basic and Diluted	55,124,160	63,945,000

See notes to financial statements.
F-3

GreenChek Technology Inc.
(formerly Ridgestone Resources, Inc.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the Period September 12, 2006 (Inception) to February 28, 2009
(Expressed in US Dollars)
						Deficit
						Accumulated	Total
	Common Stock, $0.00001		Additional			During the	Stockholders'
	par value		Paid-in	Treasury Stock		Development	Equity
	Shares	Amount	Capital	Shares	Amount	Stage	(Deficiency)

Common shares sold for cash at $0.00014 per share	35,000,000	$350	$4,650	-	$-	-	$5,000
Common shares sold for cash at $0.00143 per share, less offering costs of $12,500	27,090,000	271	25,929	-	-	-	26,200
Donated services and expenses	-	-	4,500	-	-	-	4,500
Net Loss	-	-	-	-	-	(11,777)	(11,777)
Balance - February 28, 2007	62,090,000	621	35,079	-	-	(11,777)	23,923
Common stock sold for cash at 0.00143 per share
less offering costs of $10,000	1,890,000	19	(7,319)	-	-	-	(7,300)
Donated services and expenses	-	-	9,000	-	-	-	9,000
Net Loss	-	-	-	-	-	(37,608)	(37,608)
Balance - February 29, 2008	63,980,000	640	36,760	-	-	(49,385)	(11,985)
Units sold for cash at $0.75 per Unit	308,000	3	230,997	-	-	-	231,000
Finders' fee	-	-	(23,100)	-	-	-	(23,100)
Donated services and expenses	-	-	7,500	-	-	-	7,500
Purchase of treasury stock	-	-	-	(35,000,000)	(100,000)	-	(100,000)
Net Loss	-	-	-	-	-	(3,627,489)	(3,627,489)
Balance - February 28, 2009	64,288,000	$643	$252,157	$(35,000,000)	$(100,000)	(3,676,874)	$(3,524,074)

See notes to financial statements.
F-4

GreenChek Technology Inc.
(formerly Ridgestone Resources, Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)

	For the year ended February 28, 2009	For the year ended February 29, 2008	Period from September 12, 2006 (Date of Inception) To February 28, 2009
Cash Flows from Operating Activities
Net loss	$(3,627,489)	$(37,608)	$(3,676,874)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of license agreement costs	20,394	-	20,394
Provision for impairment of license agreement costs	3,081,184	-	3,081,184
Imputed interest expense	302,228	-	302,228
Donated services and expenses	7,500	9,000	21,000
Impairment of mineral property costs	-	-	3,300
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	59,617	(9,137)	65,780
Prepaid expenses	(7,706)	-	(7,706)
Net cash used in operating activities	(164,272)	(37,745)	(190,694)

Cash Flows from Investing Activities
Mineral property acquisition costs	-	-	(3,300)
Net cash used in investing activities	-	-	(3,300)

Cash Flows from Financing Activities
Proceeds from sales of common stock	207,900	2,700	254,300
Purchase of treasury stock	(100,000)	-	(100,000)
Offering costs incurred	-	(10,000)	(22,500)
Due to related parties	56,075	5,906	62,585
Net cash provided by (used in) financing activities	163,975	(1,394)	194,385

(Decrease) increase in cash	(297)	(39,139)	391

Cash - beginning of period	688	39,827	-

Cash - end of period	$391	$688	$391

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash investing activity:
Acquisition of license agreement in exchange for debt due seller, less imputed interest	$3,101,578	$-	$3,101,578
Non-cash financing activity:
Repayment of amount due licensor of license agreement
in exchange for increase in due to related party	$300,000	$-	$300,000

See notes to financial statements.
F-5

GreenChek Technology Inc.
(formerly Ridgestone Resources, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2009

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 28, 2009, the Company has accumulated losses of $3,676,874 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2.    Summary of Significant Accounting Policies

a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year end is February 28.

b)	Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

GreenChek Technology Inc.
(formerly Ridgestone Resources, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2009

Note 2.    Summary of Significant Accounting Policies (continued)

c)	Basic and Diluted Net Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at February 28, 2009, there were no dilutive potential common shares.

d)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. Since inception, the Company has had no items other than net loss that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents.

f)	Mineral Property Costs

The Company had been in the exploration stage since its inception on September 12, 2006 to May 31, 2008, and had not yet realized any revenues from its planned operations. It was primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs were expensed as incurred. Mineral property acquisition costs were initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assessed the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. If it had been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, would be capitalized. Such costs would be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties were subsequently abandoned or impaired, any capitalized costs would be charged to operations.

GreenChek Technology Inc.
(formerly Ridgestone Resources, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2009

Note 2.    Summary of Significant Accounting Policies (continued)

g)	Financial Instruments

SFAS No. 157 “Fair Value Measurements” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable, and due to related parties. Pursuant to SFAS No. 157, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The Company’s partial operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

h)	Offering Costs

Offering costs represent legal fees incurred in connection with the Company’s filing of a Registration Statement on Form SB-2 to register the 4,140,000 shares of common stock sold by the Company to non-affiliates through March 7, 2007. These costs have been charged to additional paid-in capital.

GreenChek Technology Inc.
(formerly Ridgestone Resources, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2009

Note 2.    Summary of Significant Accounting Policies (continued)

i)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes” as of its inception. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

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

In accordance with SFAS 123(R), “Share-Based Payments,” the Company accounts for share-based payments using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

l)	Research and Development

Research and development costs ($89,069 in the year ended February 28, 2009) are expensed as incurred.

   m) Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

GreenChek Technology Inc.
(formerly Ridgestone Resources, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2009

Note 2.    Summary of Significant Accounting Policies (continued)

   m) Recent Accounting Pronouncements (continued)

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

GreenChek Technology Inc.
(formerly Ridgestone Resources, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2009

Note 2.    Summary of Significant Accounting Policies (continued)

   m) Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

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

GreenChek Technology Inc.
(formerly Ridgestone Resources, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2009

Note 3.    License Agreement Costs, Net

                 License agreement costs, net, at February 28, 2009 consists of:

License price, less $398,422 discount for imputed interest	$3,101,578
Less accumulated amortization	(20,394)
Less allowance for impairment	(3,081,184)
License agreement costs, net	$-

On July 14, 2008, the Company entered into an Agreement with China Bright Technology Development Limited (the Licensor) and Lincoln Parke (the Principal), and acquired a Comprehensive License to use certain patent and intellectual rights for the purpose of manufacturing, marketing, and distributing products designed to reduce gas emissions by motor vehicles.  The territory covered by the license is the European Union and the United States of America. The price for the license is $3,500,000, payable as follows: $300,000 on August 13, 2008 (deemed paid); $1,000,000 by December 31, 2008 (unpaid); $1,000,000 by March 31, 2009 (unpaid); and, $1,200,000 by August 31, 2009. In addition, provided that the $1,000,000 payment due December 31, 2008 is made, the Company is to issue the Principal a total of 43,470,000 shares or approximately 60% of the Company’s total outstanding common shares after the issuance. The Company must also use its best efforts to provide funding for business development of $3,500,000 payable on the same schedule as the license fee payments noted above.  The Company must also use its best efforts to fund a $2,000,000 product and investor awareness marketing campaign through the issuance of shares.

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

GreenChek Technology Inc.
(formerly Ridgestone Resources, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2009

Note 4.    Due to Related Parties

         Due to related parties consist of:
	February 28, 2009	February 29, 2008
Due to chief executive officer:
Amount due relating to the deemed payment of the $300,000
license agreement installment due August 13, 2008,
non-interest bearing, no repayment terms	$300,000	$-
Accrued management fee	11,633	-
Other	2,306	-
Due to former majority stockholder and chief executive officer:
Amount due relating to the Company's purchase of treasury stock	25,000	-
Other, non-interest bearing, no repayment terms	16,164	6,510
Due to former director and chief strategy officer for consulting services	3,930	-
Due to chief financial officer	3,552	-
Total	$362,585	$6,510

During the year ended February 28, 2009, the Company, the Licensor, and the Principal agreed to deem the $300,000 license agreement instalment due August 13, 2008 as paid in exchange for the Company’s agreement to pay $300,000 to the Principal.

Note 5.   Amount due to Licensor of License Agreement

                Amount due to licensor of license agreement, net, at February 28, 2009, consists of:

Amount due December 31, 2008	$1,000,000
Amount due March 31, 2009	1,000,000
Amount due August 31, 2009	1,200,000
Total	3,200,000
Less debt discounts, net of accumulated
amortization of $302,228	(96,194)
Net	$3,103,806

GreenChek Technology Inc.
(formerly Ridgestone Resources, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2009

Note 6.    Common Stock

a)
During the period ended February 28, 2007, the Company accepted stock subscriptions for 27,090,000 shares of common stock at $0.00143 per share for cash proceeds of $38,700.  The shares were issued on March 7, 2007.

b)	In March 2007, the Company accepted stock subscriptions for 1,890,000 shares of common stock at $0.00143 per share for cash proceeds of $2,700.

c)
On June 18, 2007, the Securities and Exchange Commission declared effective the Company’s registration statement on Form SB-2 to register for sale the 28,980,000 shares of common stock owned by its stockholders other than the president. The Company did not receive any proceeds from such sales.

d)
On May 28, 2008, the Company effected a 7 to 1 forward stock split of the issued and outstanding common stock. As a result, the issued and outstanding shares increased from 9,140,000 shares of common stock to 63,980,000 shares of common stock. All share amounts have been retroactively adjusted for all periods presented.

e)
On October 7 and October 8, 2008, pursuant to a Subscription Agreement dated September 17, 2008, the Company sold 281,333 Units to Noyz Management Corp. at $0.75 per unit for gross proceeds of $211,000. After deducting $21,100 in finder’s fees, the net proceeds to the Company were $189,900. Each Unit consists of one share of common stock and one warrant to purchase one share of common stock at an exercise price of 0.75 per share to September 17, 2009.

f)
On October 21, 2008, the Company entered into a Return to Treasury Agreement with Pardeep Sarai, former majority stockholder and chief executive officer of the Company (“Sarai”), whereby the Company agreed to purchase 35,000,000 shares of Company common stock owned by Sarai for $100,000. Pursuant to this agreement, the Company paid $75,000 to Sarai on October 21, 2008. The agreement provides that the 35,000,000 shares are to be returned to Sarai if the Company fails to pay the remaining $25,000 to Sarai by March 1, 2009 (which date has been extended to June 30, 2009 under an Amendment to Agreement dated May 19, 2009 between the Company and Sarai) or if certain transactions contemplated by the License Agreement do not occur.

g)
On December 12, 2008, pursuant to a Subscription Agreement dated September 17, 2008, the Company sold 26,667 Units to Noyz Management Corp. at $0.75 per unit for gross proceeds of $20,000. After deducting $2,000 in finder’s fees, the net proceeds to the Company were $18,000. Each Unit consists of one share of common stock and one warrant to purchase one share of common stock at an exercise price of 0.75 per share to September 17, 2009.

GreenChek Technology Inc.
(formerly Ridgestone Resources, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2009

Note 7.    Income Taxes

The provisions for (benefit from) income taxes differs from the amounts computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

	For the year ended	For the year ended	Period from September 12, 2006 (Date of Inception) To
	February 28, 2009	February 29, 2008	February 28, 2009

Expected tax at 35%	$(1,269,621)	$(13,163)	$(1,286,906)
Provision for impairment of license agreement costs	1,078,414	-	1,078,414
Imputed interest expense	105,780	-	105,780
Donated services expenses	2,625	3,150	7,350
Increase in valuation allowance	82,802	10,013	95,362
Income tax provision	$-	$-	$-

Significant components of the Company’s deferred income tax assets are as follows:

	February 28,	February 29,
	2009	2008

Net operating loss carryforwards	$95,362	$12,560
Valuation allowance	(95,362)	(12,560)
Net deferred tax assets	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $95,362 at February 28, 2009 attributable to the future utilization of the net operating loss carryforwards of $272,462 at February 28, 2009 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements.  The Company will continue to review this valuation allowance and make adjustments as appropriate.  The $272,462 net operating loss carryforwards expire $7,277 in 2027, $28,608 in 2028 and $236,577 in 2029.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

GreenChek Technology Inc.
(formerly Ridgestone Resources, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2009

Note 8.    Discontinued Operations

On May 31, 2008, the Company discontinued its mineral property acquisition and exploration operations.

The results of discontinued operations are summarized as follows:

			Period from September 12,
	For the year Ended	For the year Ended	2006 (Date of Inception) to
	February 28,	February 29,	February 28,
	2009	2008	2009
Revenues	$ –	$ –	$ –
General and administrative expenses	6,907	36,571	51,925
Impairment of mineral property costs	–	–	3,300
Mineral property exploration and carrying costs	–	1,037	1,067
Total costs and expenses	6,907	37,608	56,292
Net Loss	$ 6,907	$ (37,608)	$ (56,292)

Note 9.    Commitments and Contingencies

On August 1, 2008, the Company entered into a Management Contract with Lincoln Parke (“Parke”), the Company’s chief executive officer. Under the agreement, Parke is to perform certain services for the Company and the Company is to pay monthly management fees of 5,000 Canadian dollars (approximately $3,930 translated at the February 28, 2009 exchange rate) to Parke. Either party can terminate the agreement with 30 days written notice.

On August 14, 2008, the Company entered into a Consulting Agreement with an investor relations firm. Under the Consulting Agreement, the investor relations firm is to be paid $5,000 per month for a term of 12 months.

ITEM 9.                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to February 28, 2009, included in this report have been audited by Michael T. Studer CPA, P.C., 18 East Sunrise Highway, Suite 311 Freeport, New York 11520, as set forth in this annual report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of February 28, 2009, the Company’s internal control over financial reporting was effective based on those criteria.

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

The name, age and position of our officers and directors are set forth below:

Name	Age	Position Held

Lincoln Parke	50	President, Principal Executive Officer, Secretary, Treasurer and a member of the Board of Directors.

Antoinette Boquiren	41	Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors.

The persons named above have held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of Officers and Directors

From June 2002 to February 2006, Mr. Parke was president of Tianjin Jiaxin Investment Guarantee Co. Ltd. located in Tianjin, Peoples' Republic of China ("PRC"). Tianjin Jiaxin Investment Guarantee Co. Ltd. was engaged in the business of making loans to small corporations located in China. From March 2001 to April 2002, Mr. Parke was chief financial officer of Sol Produce located in Vancouver, British Columbia. Sol Produce was an international produce distributor.

Antoinette Boquiren is a Certified Public Accountant with 15 years of experience in business management and accounting. Ms. Boquiren is a Partner at Global Forensic Consultants Ltd. since 2006, a Hong Kong based firm specializing in forensic accounting and providing investigative accounting services to clients in Asia, United Kingdom and the United States. She is a Certified Fraud Examiner (CFE), Forensic Certified Public Accountant (CPA) and Business Valuator Accredited in Litigation (BVAL).

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

Officer’s Summary Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Lincoln Parke	2009	0	0	0	0	0	0	0	0
President, Principal	2008	0	0	0	0	0	0	0	0
Executive Officer,	2007	0	0	0	0	0	0	0	0
Secretary, Treasurer

Antoinette Boquiren	2009	0	0	0	0	0	0	0	0
Principal Financial	2008	0	0	0	0	0	0	0	0
Officer and Principal	2007	0	0	0	0	0	0	0	0
Accounting Officer

Pardeep Sarai	2009	0	0	0	0	0	0	0	0
(resigned)	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

We do not anticipate paying any salaries in 2009. We do not anticipate paying salaries until we have sold a sufficient number of ERD units.

Compensation of Directors

The members of our board of directors are not compensated for their services as directors. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.

Director’s Summary Compensation Table
	Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Lincoln Parke	2009	0	0	0	0	0	0

Antoinette Boquiren	2009	0	0	0	0	0	0

Pardeep Sarai	2009	0	0	0	0	0	0
(resigned)

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

	Direct Amount of		Percent
Name of Beneficial Owner	Beneficial Owner	Position	of Class

Lincoln Parke	0	President, Principal Executive Officer,	0%
101 California Street, Suite 2450		Secretary, Treasurer and a member of the
San Francisco, CA 94111		Board of Directors.

Antoinette Boquiren	0	Principal Financial Officer, Principal	0%
101 California Street, Suite 2450		Accounting Officer and a member of the
San Francisco, CA 94111		Board of Directors.

All officers and directors as	0		0%
a group (1 persons)

Pardeep Sarai	35,000,000		54.70%
1806 London Street New Westminster, British Columbia
Canada V3M 3E3

Changes in Control

There are no arrangements which may result in a change of control of Greenchek Technology Inc.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We issued 35,000,000 shares of common stock to Mr. Sarai in September 2006, in consideration of $5,000.

For fiscal year 2008, Mr. Sarai allowed us to use a portion of his home as our office on a rent free basis.

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

2009	$11,600	Michael T. Studer CPA
2008	$11,300	Michael T. Studer CPA

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2009	$0	Michael T. Studer CPA
2008	$0	Michael T. Studer CPA

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2009	$0	Michael T. Studer CPA
2008	$0	Michael T. Studer CPA

(4) All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009	$0	Michael T. Studer CPA
2008	$0	Michael T. Studer CPA

(5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was not more than 50%.

PART IV. OTHER INFORMATION

ITEM 15.                   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are included herein:

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	SB-2	06/01/07	3.1
3.2	Bylaws.	SB-2	06/01/07	3.2
4.1	Specimen Stock Certificate.	SB-2	06/01/07	4.1
10.1	Trust Agreement	SB-2	06/01/07	10.1
14.1	Code of Ethics.	10-K	05/29/08	14.1
31.1	Certification of Principal Executive Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X
31.2	Certification of Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).				X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).				X
99.1	Audit Committee Charter.	10-K	05/29/08	99.1
99.2	Disclosure Committee Charter.	10-K	05/29/08	99.2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 11th day of June, 2009.

GREENCHEK TECHNOLOGY INC.
(Registrant)

BY:	LINCOLN PARKE
Lincoln Parke
President, Principal Executive Officer, Secretary, Treasurer and a member of the Board of Directors.

BY:	ANTOINETTE BOQUIREN
Antoinette Boquiren
Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

LINCOLN PARKE	Director	June 11th , 2009
Lincoln Parke

ANTOINETTE BOQUIREN	Director	June 11th , 2009
Antoinette Boquiren

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	SB-2	06/01/07	3.1
3.2	Bylaws.	SB-2	06/01/07	3.2
4.1	Specimen Stock Certificate.	SB-2	06/01/07	4.1
10.1	Trust Agreement	SB-2	06/01/07	10.1
14.1	Code of Ethics.	10-K	05/29/08	14.1
31.1	Certification of Principal Executive Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X
31.2	Certification of Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).				X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).				X
99.1	Audit Committee Charter.	10-K	05/29/08	99.1
99.2	Disclosure Committee Charter.	10-K	05/29/08	99.2