Form 10-Q
period 2009-05-31
GreenChek Technology Inc.
filed 2009-07-22
CIK 1401671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 64,314,667 as of May 31, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GreenChek Technology Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	May 31,	February, 29
	2009	2009
	(Unaudited)

ASSETS
Current Assets
Cash	$6,210	$391
Prepaid Expenses	8,602	7,706
Inventory	17,500	-
Total current assets	32,312	8,097
License agreement costs, net of accumulated
amortization and allowance for impairment (Note 3)	-	-
Equipment, net (Note 4)	3,711	-
Total Assets	$36,023	$8,097

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued liabilities	$106,635	$65,780
Due to related parties (Note 5)	410,777	362,585
Amount due to licensor of license agreement, net of unamortizated debt discounts (Note 6)	3,163,756	3,103,806
Total liabilities	3,681,168	3,532,171

Stockholders' Deficiency
Preferred Stock, $0.00001 par value;
authorized 100,000,000 shares, none issued and outstanding	-	-
Common Stock, $0.00001 par value; authorized 100,000,000 shares,
issued 64,314,667 and 64,288,000 shares, respectively	643	643
Additional paid-in capital	269,207	252,157
Treasury Stock, 35,000,000 shares held at May 31, 2009	(100,000)	(100,000)
Deficit accumulated during the development stage	(3,814,995)	(3,676,874)
Total Stockholders' Deficiency	(3,645,145)	(3,524,074)
Total Liabilities and Stockholders' Deficiency	$36,023	$8,097

See notes to financial statements.
F-1

GreenChek Technology Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	For the three month period ended May 31, 2009	For the three month period ended May 31, 2008	Period from September 12, 2006 (Date of Inception) To May 31, 2009

Revenue	$-	$-	$-

Costs and expenses
General and administrative expenses	17,079	-	43,571
Professional fees	7,786	-	51,817
Management fees	13,740	-	33,792
Travel	1,832	-	6,421
Research and development	21,984	-	111,053
Corporate communications	15,000	-	45,000
Rent	750	-	3,293
Amortization of license agreement costs	-	-	20,394
Provision for impairment of license agreement costs	-	-	3,081,184
Imputed interest expense	59,950	-	362,178
Total costs and expenses	138,121	-	3,758,703
Net Loss From Continuing Operations	(138,121)	-	(3,758,703)

Discontinued operations (Note 9)	-	(6,907)	(56,292)
Net Loss	$(138,121)	$(6,907)	$(3,814,995)

Net loss per share - basic and diluted
Continuing Operations	$(0.00)	$(0.00)
Discontinued Operations	(0.00)	(0.00)
Total	$(0.00)	$(0.00)

Weighted Average Shares Outstanding
Basic and Diluted	64,295,000	63,980,000

See notes to financial statements.
F-2

GreenChek Technology Inc.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the Period September 12, 2006 (Inception) toMay 31, 2009
(Expressed in US Dollars)
(Unaudited)
						Deficit
						Accumulated	Total '
	Common Stock, $0.00001		Additional			During the	Stockholders
	par value		Paid-in	Treasury Stock		Development	Equity
	Shares	Amount	Capital	Shares	Amount	Stage	(Deficiency)

Common shares sold for cash at $0.00014 per share	35,000,000	$ 350	$ 4,650	-	$ -	-	$ 5,000
Common shares sold for cash at $0.00143 per share,
less offering costs of $12,500	27,090,000	271	25,929	-	-	-	26,200
Donated services and expenses	-	-	4,500	-	-	-	4,500
Net Loss	-	-	-	-	-	(11,777)	(11,777)
Balance - February 28, 2007	62,090,000	621	35,079	-	-	(11,777)	23,923
Common stock sold for cash at 0.00143 per share
less offering costs of $10,000	1,890,000	19	(7,319)	-	-	-	(7,300)
Donated services and expenses	-	-	9,000	-	-	-	9,000
Net Loss	-	-	-	-	-	(37,608)	(37,608)
Balance - February 29, 2008	63,980,000	640	36,760	-	-	(49,385)	(11,985)
Units sold for cash at $0.75 per Unit	308,000	3	230,997	-	-	-	231,000
Finders' fee	-	-	(23,100)	-	-	-	(23,100)
Donated services and expenses	-	-	7,500	-	-	-	7,500
Purchase of treasury stock	-	-	-	(35,000,000)	(100,000)	-	(100,000)
Net Loss	-	-	-	-	-	(3,627,489)	(3,627,489)
Balance - February 28, 2009	64,288,000	643	252,157	(35,000,000)	(100,000)	(3,676,874)	(3,524,074)
Units sold for cash at $0.75 per Unit	26,667	-	20,000	-	-	-	20,000
Finders' fee	-	-	(2,950)	-	-	-	(2,950)
Net Loss	-	-	-	-	-	(138,121)	(138,121)
Balance - May 31, 2009	64,314,667	$ 643	$ 269,207	$ (35,000,000)	$ (100,000)	(3,814,995)	$ (3,645,145)

See notes to financial statements.
F-3

GreenChek Technology Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)
	For the three month period ended May 31, 2009	For the three month period ended May 31, 2008	Period from September 12, 2006 (Date of Inception) To May 31, 2009
Cash Flows from Operating Activities
Net loss	$(138,121)	$(6,907)	$(3,814,995)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of license agreement costs	-	-	20,394
Depreciation of equipment	216	-	216
Provision for impairment of license agreement costs	-	-	3,081,184
Imputed interest expense	59,950	-	362,178
Donated services and expenses	-	2,250	21,000
Impairment of mineral property costs	-	-	3,300
Changes in operating assets and liabilities:
Inventory	(17,500)	-	(17,500)
Accounts payable and accrued liabilities	40,855	4,292	106,635
Prepaid expenses	(896)	-	(8,602)
Net cash used in operating activities	(55,496)	(365)	(246,190)

Cash Flows from Investing Activities
Mineral property acquisition costs	-	-	(3,300)
Purchase of equipment	(3,927)	-	(3,927)
Net cash used in investing activities	(3,927)	-	(7,227)

Cash Flows from Financing Activities
Proceeds from sales of common stock	17,050	-	271,350
Purchase of treasuary stock	-	-	(100,000)
Offering costs incurred	-	-	(22,500)
Due to related parties	48,192	303	110,777
Net cash provided by financing activities	65,242	303	259,627

Increase (decrease) in cash	5,819	(62)	6,210

Cash - beginning of period	391	688	-

Cash - end of period	$6,210	$626	$6,210

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash investing activity:
Acquisition of license agreement in exchange for debt due seller, less imputed interest	$-	$-	$3,101,578
Non-cash financing activity:
Repayment of amount due licensor of license agreement
in exchange for increase in due to related party	$-	$-	$300,000

See notes to financial statements.
F-4

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2009
(Unaudited)

Note 1.   Development Stage Company

The Company was incorporated in the State of Nevada on September 12, 2006 under the name Ridgestone Resources, Inc. and changed its name to GreenChek Technology Inc. on August 5, 2008.  From inception to May 31, 2008, the Company’s principal business was the acquisition and exploration of mineral resources. On July 14, 2008, the Company entered into a licensing agreement to acquire patent and intellectual rights relating to the manufacturing, marketing, and distributing of products designed to reduce gas emissions by motor vehicles through the use of hydrogen technology (see Note 3).

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at May 31, 2009, the Company has accumulated losses of $3,814,995 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2.   Interim Financial Information

The unaudited financial statements as of May 31, 2009 and for the three months ended May 31, 2009 and 2008 and for the period September 12, 2006 (inception) to May 31, 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of May 31, 2009 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended May 31, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending February 28, 2010. The balance sheet at February 29, 2009 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended February 29, 2009 as included in our Form 10-K filed with the Securities and Exchange Commission on June 15, 2009.

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2009
(Unaudited)

Note 3.   License Agreement Costs, Net

License agreement costs, net, at May 31, 2009 and February 28, 2009 consist of:

License price, less $398,422 discount for imputed interest	$3,101,578
Less accumulated amortization	(20,394)
Less allowance for impairment	(3,081,184)
License agreement costs, net	$-

On July 14, 2008, the Company entered into an Agreement with China Bright Technology Development Limited (the Licensor) and Lincoln Parke (the Principal), and acquired a Comprehensive License to use certain patent and intellectual rights for the purpose of manufacturing, marketing, and distributing products designed to reduce gas emissions by motor vehicles.  The territory covered by the license is the European Union and the United States of America. The price for the license is $3,500,000, payable as follows: $300,000 on August 13, 2008 (deemed paid); $1,000,000 by December 31, 2008 (unpaid); $1,000,000 by March 31, 2009 (unpaid); and, $1,200,000 by August 31, 2009. At May 31, 2009, all outstanding payment dates have been extended under a verbal agreement with the Licensor. In addition, provided that the $1,000,000 payment due December 31, 2008 is made, the Company is to issue the Principal a total of 43,470,000 shares or approximately 60% of the Company’s total outstanding common shares after the issuance. The Company must also use its best efforts to provide funding for business development of $3,500,000 payable on the same schedule as the license fee payments noted above.  The Company must also use its best efforts to fund a $2,000,000 product and investor awareness marketing campaign through the issuance of shares.

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

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2009
(Unaudited)

Note 4.   Equipment, Net

Equipment, net, at May 31, 2009 consists of:

Equipment	$3,927
Less accumulated depreciation	(216)
Equipment, net	$3,711

Note 5.   Due to Related Parties

Due to related parties consist of:
	May 31, 2009	February 28, 2009
Due to chief executive officer:
Amount due relating to the deemed payment of the $300,000
license agreement installment due August 13, 2008,
non-interest bearing, no repayment terms	$300,000	$300,000
Accrued management fee	27,480	11,633
Other	30,293	2,306
Due to former majority stockholder and chief executive officer:
Amount due relating to the Company's purchase of treasury stock	25,000	25,000
Other, non-interest bearing, no repayment terms	16,545	16,164
Due to former director and chief strategy officer for consulting services	4,580	3,930
Due to former director and chief financial officer	6,879	3,552
Total	$410,777	$362,585

During the year ended February 28, 2009, the Company, the Licensor (a corporation controlled by the Company’s chief executive officer), and the Principal (chief executive officer of both the Company and the Licensor) agreed to deem the $300,000 license agreement instalment due August 13, 2008 as paid in exchange for the Company’s agreement to pay $300,000 to the Principal.

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2009
(Unaudited)

Note 6.   Amount due to Licensor of License Agreement

Amount due to licensor of license agreement, net, at May 31, 2009, consists of:

Amount due December 31, 2008 (extended)	$1,000,000
Amount due March 31, 2009 (extended)	1,000,000
Amount due August 31, 2009	1,200,000
Total	3,200,000
Less debt discounts, net of accumulated
amortization of $362,178	(36,244)
Net	$3,163,756

Note 7.   Common Stock

a)
On May 8, 2009, pursuant to a Subscription Agreement dated September 17, 2008, the Company sold 26,667 Units to Noyz Management Corp. at $0.75 per unit for gross proceeds of $20,000. After deducting $2,950 in finder’s fees, the net proceeds to the Company were $17,050. Each Unit consists of one share of common stock and one warrant to purchase one share of common stock at an exercise price of 0.75 per share to September 17, 2009.

b)
On May 28, 2007, the Company effected a 7 to 1 forward stock split of the issued and outstanding common stock. As a result, the issued and outstanding shares at that time increased from 9,140,000 shares of common stock to 63,980,000 shares of common stock. All share amounts have been retroactively adjusted for all periods presented.

c)
On October 21, 2008, the Company entered into a Return to Treasury Agreement with Pardeep Sarai, former majority stockholder and chief executive officer of the Company (“Sarai”), whereby the Company agreed to purchase 35,000,000 shares of the Company common stock owned by Sarai for $100,000. Pursuant to this agreement, the Company paid $75,000 to Sarai on October 21, 2008. The agreement provides that the 35,000,000 shares are to be returned to Sarai if the Company fails to pay the remaining $25,000 to Sarai by March 1, 2009 (which date has been extended to June 30, 2009 under an Amendment to Agreement dated May 19, 2009 between the Company and Sarai and further extended under a verbal agreement) or if certain transactions contemplated by the License Agreement do not occur.

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2009
(Unaudited)

Note 8.   Income Taxes

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $122,722 at May 31, 2009 attributable to the future utilization of the net operating loss carryforward of $350,633 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements.  The Company will continue to review this valuation allowance and make adjustments as appropriate.  The $350,633 net operating loss carryforward expires $7,277 in 2027, $28,608 in 2028, $236,577 in 2029 and $78,171 in 2030.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

Note 9.   Discontinued Operations

On May 31, 2008, the Company discontinued its mineral property acquisition and exploration operations.

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2009
(Unaudited)

The results of discontinued operations are summarized as follows:

			Period from
	For the three month period Ended	For the three month period Ended	September 12, 2006 (Date of Inception) to
	May 31,	May 31,	May 31,
	2009	2008	2009
Revenues	$–	$–	$–
Cost and expenses
General and administrative expenses	–	1,805	15,636
Professional fees	–	4,352	30,686
Rent	–	750	5,250
Research and development	–	–	353
Impairment of mineral property costs	–	–	3,300
Mineral property exploration and carrying costs	–	–	1,067
Total costs and expenses	–	6,907	56,292
Net Loss	$–	$6,907	$(56,292)

Note 10.  Commitments and Contingencies

On August 1, 2008, the Company entered into a Management Contract with Lincoln Parke (“Parke”), the Company’s chief executive officer. Under the agreement, Parke is to perform certain services for the Company and the Company is to pay monthly management fees of 5,000 Canadian dollars (approximately $4,580 translated at the May 31, 2009 exchange rate) to Parke. Either party can terminate the agreement with 30 days written notice.

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

To meet our need for cash we recently raised $300,000, of which a balance of $49,000 has yet to be paid. The receipt of the balance of these funds should allow us to operate for one quarter. Other than as described in this paragraph, we are actively pursuing other financing options.

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

For Immediate Implementation

The following activities are planned for immediate implementation and are expected to take up to twelve months based on financing:

1.           Preliminary third party testing of the ERD technology was completed in February 2008.  From this test, a report was generated, which includes emission reduction and fuel reduction data for the ERD, quantified in real time.  Four (4) components of vehicle exhaust and the fuel consumption rate were measured. The pollutants measured are oxides of nitrogen (NOx), total hydrocarbons (HC), carbon monoxide (CO), and carbon dioxide (CO2). NOx is a common product of ICEs caused by the oxidation of nitrogen from the air used for the intake air supply to the engine. Hydrocarbons results from incomplete combustion, originating from the fuel supply. CO and CO2 are created by the bonding of the carbon in the fuel combining with the oxygen in the intake air. CO2 is the main product of combustion while CO is a more toxic component which is produced at two orders of magnitude smaller than CO2.

2.           Complete further third party testing and sale of ERD units for fleets in the United Kingdom in the second quarter 2009.

3.           Complete further third party testing and sale of ERD units throughout Europe in the third quarter 2009.

4.           Secure agreements to distribute our ERD-2.0 in China in the fourth quarter 2010.

Testing

We have conducted independent performance tests of the ERD through a third party testing facility in New York.  The tests further established that our ERD improves fuel economy and reduces carbon monoxide and hydrocarbon emissions.

Manufacturing

We are currently manufacturing the ERD 2.0 in Tianjin, China. We believe there are a number of manufacturers who are capable of manufacturing a product similar to the ERD. Our ERD-2.0 is assembled by Tianjin Shenma Science and Technology Development Company Ltd. (“Tianjin”) located in Tianjin, China pursuant to a verbal agreement. Tianjin obtains the parts required to manufacture our ERD-2.0 from various parts manufacturers throughout China, however, Tianjin is not dependent on a particular vendor, as the parts are generic and available from multiple parts supply sources. GreenChek designs its product so as not to be dependent on the continuing availability of specialty parts or processes.

Tianjin Shenma Science and Technology Development Company Ltd., has committed a 4,000 square foot facility in Tianjin, China, for the manufacture of GreenChek’s ERD technology. The maximum production capacity for the facility is expected to be 1,050 units per month.

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

Distribution

We distribute the ERD-2.0 by direct shipment from the manufacturer.

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

Limited Operating History and Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We have just started our current operations and have not generated any revenues from our activities. We cannot guarantee we will be successful in our business activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in manufacturing our product, and possible cost overruns due to price and cost increases in services.  Because we have no operating history we cannot reliably forecast our future operations.

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

Results of Activities
From Inception on September 12, 2006 to May 31, 2009:

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

We have spent this quarter undertaking pilot projects in Europe.  We have manufactured and shipped four (4) units to the United Kingdom and these units have been installed.  By end of summer 2009 we expect to complete these pilot projects with major customers having sales potentials greater than 100 ERD units.

In 2010 to 2011 we have a minimum expectation of selling 500 ERD 2.0 installations.  Also, we continue to develop our ERD 2.0 specifically for application on locomotives.

Liquidity and Capital Resources

As of May 31, 2009, we had incurred losses since inception and had a working capital deficiency of $3,648,856.  As of the date of this report, we have yet to generate any revenues from our business activities.  Management believes the ability of the Company to continue as a going concern, earn revenues and achieve profitability is highly dependent on a number of factors including, but not limited to: our ability to improve and continue to manufacture our product; obtain sufficient financing; market our product; and to secure agreements with distributors to distribute a sufficient quantity of our product, the ERD-2.0.

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

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended May 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 22nd day of July, 2009.

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