Form 10-Q
period 2009-08-31
GreenChek Technology Inc.
filed 2009-10-20
CIK 1401671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 31,181,333 as of August 31, 2009.

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

GreenChek Technology Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	August 31,	February, 28
	2009	2009
	(Unaudited)
ASSETS
Current Assets
Cash	$35	$391
Prepaid expenses	43,783	7,706
Inventory	76,000	-
Total current assets	119,818	8,097
License agreement costs, net of accumulated
amortization and allowance for impairment (Note 3)	-	-
Equipment, net (Note 4)	3,433	-
Total Assets	$123,251	$8,097

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued liabilities	$132,560	$65,780
Due to related parties (Note 5)	489,515	362,585
Amount due to licensor of license agreement, net of unamortizated debt discounts (Note 6)	4,000,000	3,103,806
Total liabilities	4,622,075	3,532,171

Stockholders' Deficiency
Preferred Stock, $0.00001 par value;
authorized 100,000,000 shares, none issued and outstanding	-	-
Common Stock, $0.00001 par value; authorized 100,000,000 shares,
issued 66,181,333 and 64,288,000 shares, respectively	662	643
Additional paid-in capital	337,688	252,157
Treasury Stock, 35,000,000 shares held at August 31, 2009 and February 28, 2009	(100,000)	(100,000)
Deficit accumulated during the development stage	(4,737,174)	(3,676,874)
Total Stockholders' Deficiency	(4,498,824)	(3,524,074)
Total Liabilities and Stockholders' Deficiency	$123,251	$8,097

See notes to financial statements.

GreenChek Technology Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	For the three months ended August 31, 2009	For the three months ended August 31, 2008	For the six months ended August 31, 2009	For the six months ended August 31, 2008	Period from September 12, 2006 (Inception) To August 31, 2009

Revenue	$-	$-	$-	$-	$-

Costs and expenses
General and administrative expenses	15,103	20,291	32,182	20,291	58,674
Professional fees	11,610	-	19,396	-	63,427
Management fees	13,698	-	27,438	-	47,490
Travel	1,327	-	3,159	-	7,748
Research and development	10,958	-	32,942	-	122,011
Corporate communications	32,489	-	47,489	-	77,489
Rent	750	-	1,500	-	4,043
Amortization of license agreement costs	-	20,394	-	20,394	20,394
Provision for impairment of license agreement costs	-	3,081,184	-	3,081,184	3,081,184
Imputed interest expense	36,244	70,794	96,194	70,794	398,422
Interest expense in connection with amendment to License Agreement	800,000	-	800,000	-	800,000
Total costs and expenses	922,179	3,192,663	1,060,300	3,192,663	4,680,882
Net Loss From Continuing Operations	(922,179)	(3,192,663)	(1,060,300)	(3,192,663)	(4,680,882)

Discontinued operations (Note 9)	-	-	-	(6,907)	(56,292)
Net Loss	$(922,179)	$(3,192,663)	$(1,060,300)	$(3,199,570)	$(4,737,174)

Net loss per share - basic and diluted
Continuing Operations	$(0.03)	$(0.05)	$(0.04)	$(0.05)
Discontinued Operations	(0.00)	(0.00)	(0.00)	(0.00)
Total	$(0.03)	$(0.05)	$(0.04)	$(0.05)

Weighted Average Shares Outstanding
Basic and Diluted	29,971,100	63,980,000	29,631,000	63,980,000

See notes to financial statements.

GreenChek Technology Inc.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the Period September 12, 2006 (Inception) to August 31, 2009
(Expressed in US Dollars)

						Deficit	Total Stockholders' Equity
						Accumulated
	Common Stock, $0.00001 par value		Additional			During the
			Paid-in	Treasury Stock		Development
	Shares	Amount	Capital	Shares	Amount	Stage	(Deficiency)

Common shares sold for cash at $0.00014 per share	35,000,000	$350	$4,650	-	$-	$-	$5,000
Common shares sold for cash at $0.00143 per share,
less offering costs of $12,500	27,090,000	271	25,929	-	-	-	26,200
Donated services and expenses	-	-	4,500	-	-	-	4,500
Net Loss	-	-	-	-	-	(11,777)	(11,777)
Balance - February 28, 2007	62,090,000	621	35,079	-	-	(11,777)	23,923
Common stock sold for cash at 0.00143 per share
less offering costs of $10,000	1,890,000	19	(7,319)	-	-	-	(7,300)
Donated services and expenses	-	-	9,000	-	-	-	9,000
Net Loss	-	-	-	-	-	(37,608)	(37,608)
Balance - February 29, 2008	63,980,000	640	36,760	-	-	(49,385)	(11,985)
Units sold for cash at $0.75 per Unit	308,000	3	230,997	-	-	-	231,000
Finders' fee	-	-	(23,100)	-	-	-	(23,100)
Donated services and expenses	-	-	7,500	-	-	-	7,500
Purchase of treasury stock	-	-	-	(35,000,000)	(100,000)	-	(100,000)
Net Loss	-	-	-	-	-	(3,627,489)	(3,627,489)
Balance - February 28, 2009	64,288,000	643	252,157	(35,000,000)	(100,000)	(3,676,874)	(3,524,074)
Unaudited:
Units sold for cash at $0.75 per Unit	26,667	-	20,000	-	-	-	20,000
Finders' fee	-	-	(2,950)	-	-	-	(2,950)
Net Loss	-	-	-	-	-	(138,121)	(138,121)
Balance - May 31, 2009	64,314,667	643	269207	(35,000,000)	(100,000)	(3,814,995)	(3,645,145)
Stock-based compensation	1,866,666	19	68,481	-	-	-	68,500
Net loss	-	-	-	-	-	(922,179)	(922,179)
Balance – August 31, 2009	66,181,333	$662	$337,688	(35,000,000)	$(100,000)	$(4,737,174)	$(4,498,824)

See notes to financial statements.
F-3

GreenChek Technology Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	For the six months ended August 31, 2009	For the six months ended August 31, 2008	Period from September 12, 2006 (Date of Inception) To August 31, 2009
Cash Flows from Operating Activities
Net loss	$(1,060,300)	$(3,199,570)	$(4,737,174)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of license agreement costs	-	20,394	20,394
Depreciation of equipment	494	-	494
Provision for impairment of license agreement costs	-	3,081,184	3,081,184
Imputed interest expense	96,194	70,794	398,422
Donated services and expenses	-	4,500	21,000
Impairment of mineral property costs	-	-	3,300
Interest expense in connection with amendment to License Agreement	800,000	-	800,000
Stock -based compensation	32,489	-	32,489
Changes in operating assets and liabilities:
Inventory	(76,000)	-	(76,000)
Accounts payable and accrued liabilities	66,780	11,751	132,560
Due to related party	76,000	-	76,000
Prepaid expenses	(66)	-	(7,772)
Net cash used in operating activities	(64,409)	(10,947)	(255,103)

Cash Flows from Investing Activities
Mineral property acquisition costs	-	-	(3,300)
Purchase of equipment	(3,927)	-	(3,927)
Net cash used in investing activities	(3,927)	-	(7,227)

Cash Flows from Financing Activities
Proceeds from sales of common stock	17,050	-	271,350
Purchase of treasuary stock	-	-	(100,000)
Offering costs incurred	-	-	(22,500)
Due to related parties	50,930	10,317	113,515
Net cash provided by financing activities	67,980	10,317	262,365

Increase (decrease) in cash	(356)	(630)	35

Cash - beginning of period	391	688	-

Cash - end of period	$35	$58	$35

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash investing activity:
Acquisition of license agreement in exchange for debt due seller, less imputed interest	$-	$3,101,578	$3,101,578
Non-cash financing activity:
Repayment of amount due licensor of license agreement
in exchange for increase in due to related party	$-	$-	$300,000

See notes to financial statements.

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2009
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2009, the Company has accumulated losses of $4,737,174 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2.   Interim Financial Information

The unaudited financial statements as of August 31, 2009 and for the three and six months ended August 31, 2009 and 2008 and for the period September 12, 2006 (inception) to August 31, 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of August 31, 2009 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the six month period ended August 31, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending February 28, 2010. The balance sheet at February 29, 2009 has been derived from the audited financial statements at that date.

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
August 31, 2009
(Unaudited)

Note 3.   License Agreement Costs, Net

                License agreement costs, net, at August 31, 2009 and February 28, 2009 consist of:

License price, less $398,422 discount for imputed interest	$3,101,578
Less accumulated amortization	(20,394)
Less allowance for impairment	(3,081,184)
License agreement costs, net	$-

On July 14, 2008, the Company entered into an Agreement with China Bright Technology Development Limited (the Licensor) and Lincoln Parke (the Principal), and acquired a Comprehensive License to use certain patent and intellectual rights for the purpose of manufacturing, marketing, and distributing products designed to reduce gas emissions by motor vehicles.  The territory covered by the license is the European Union and the United States of America. The price for the license was $3,500,000, payable as follows: $300,000 on August 13, 2008 (deemed paid); $1,000,000 by December 31, 2008 (unpaid); $1,000,000 by March 31, 2009 (unpaid); and, $1,200,000 by August 31, 2009 (unpaid).

On July 10, 2009, the Company amended the license agreement with the Licensor. The license agreement was amended to extend payment dates as follows:

1.	Payment of $1,000,000 due on December 31, 2008 extended to December 31, 2009,

2.	Payment of $1,000,000 due on March 31, 2009 extended to March 31, 2010,

3.	Payment of $1,200,000 due on August 31, 2009 extended to August 31, 2010.

Provided that the $1,200,000 payment is made, the Company is to issue the Principal an amount equal to the value of 60% of the Company’s issued and outstanding common shares by way of allotment and issuance to the Principal of 43,470,000 of the Company’s common shares representing 60% of the total issued and outstanding shares of the Company as at such time, as soon as the License Price is met in accordance with all applicable laws. The Company must also use its best efforts to provide $3,500,000 of funding for business development payable on the same schedule as the license fee payments noted above.  The Company must also use its best efforts to fund a $2,000,000 product and investor awareness marketing campaign through the issuance of shares.

In consideration for deferring the license payments the Company is to make the following additional payments in cash or in shares issuable at a 15% discount from market price:

1.	$500,000 payable on August 10, 2009 or as soon thereafter as stock exchange acceptance is received; and

2.	$300,000 payable on August 31, 2010 or as soon thereafter as stock exchange acceptance is received.

As at August 31, 2009, the Company has not yet received stock exchange acceptance. The additional $800,000 due under the July 10, 2009 amendment to the License Agreement has been charged to interest expense.

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2009
(Unaudited)

Note 3.   License Agreement Costs, Net (continued)

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

Note 4.   Equipment, Net

                Equipment, net, at August 31, 2009 consists of:

Equipment	$3,927
Less accumulated depreciation	(494)
Equipment, net	$3,433

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2009
(Unaudited)

Note 5.   Due to Related Parties

Due to related parties consist of:
	August 31, 2009	February 28, 2009
Due to chief executive officer:
Amount due relating to the deemed payment of the $300,000
license agreement installment due August 13, 2008,
non-interest bearing, due the earlier of (1) the closing of a financing of $1,000,000 or more or (2) July 14, 2010, convertible at the option of either the Company or Principal into common stock at a price equal to 75% of the closing price on the date of conversion	$300,000	$300,000
Accrued management fee	36,911	11,633
Other	57,721	2,306
Due to former majority stockholder and chief executive officer:
Amount due relating to the Company's purchase of treasury stock	25,000	25,000
Other, non-interest bearing, no repayment terms	16,537	16,164
Due to former director and chief strategy officer for consulting services	4,567	3,930
Due to former director and chief financial officer	48,779	3,552
Total	$489,515	$362,585

During the year ended February 28, 2009, the Company, the Licensor (a corporation controlled by the Company’s chief executive officer), and the Principal (chief executive officer of both the Company and the Licensor) agreed to deem the $300,000 license agreement instalment due August 13, 2008 as paid in exchange for the Company’s agreement to pay $300,000 to the Principal. Pursuant to the agreement, as amended, the amount is non interest bearing and payable on the earlier of July 14, 2010 or the closing of a financing in excess of $1,000,000.  On November 28, 2009, the amount becomes convertible at the option of the Principal at 75% of the closing price of the Company’s common stock on the date of conversion.

Note 6.   Amount due to Licensor of License Agreement

Amount due to licensor of license agreement, net, at August 31, 2009, consists of:

Amount due December 31, 2009	$1,000,000
Amount due March 31, 2010	1,000,000
Amount due August 31, 2010	1,200,000
Amounts due under Amendment to License Agreement dated July 10, 2009:
Amount due August 10, 2009	500,000
Amount due August 31, 2010	300,000
Total	$4,000,000

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2009
(Unaudited)

Note 7.   Common Stock

a)
On May 28, 2007, the Company effected a 7 to 1 forward stock split of the issued and outstanding common stock. As a result, the issued and outstanding shares at that time increased from 9,140,000 shares of common stock to 63,980,000 shares of common stock. All share amounts have been retroactively adjusted for all periods presented.

b)
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

c)
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

d)
On July 30, 2009, the Company issued 1,866,666 restricted shares of common stock with a fair value of $68,500 to DC Consulting LLC (DC Consulting) pursuant to the consulting agreements described in Note 10(b) and 10 (c).

Note 8.   Income Taxes

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $152,799 at August 31, 2009 attributable to the future utilization of the net operating loss carryforward of $436,568 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements.  The Company will continue to review this valuation allowance and make adjustments as appropriate.  The $436,568 net operating loss carryforward expires $7,277 in 2027, $28,608 in 2028, $236,577 in 2029 and $164,106 in 2030.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2009
(Unaudited)

Note 9.   Discontinued Operations

On May 31, 2008, the Company discontinued its mineral property acquisition and exploration operations.

The results of discontinued operations are summarized as follows:

			Period from
	For the six month period Ended	For the six month period Ended	September 12, 2006 (Date of Inception) to
	August 31,	August 31,	August 31,
	2009	2008	2009
Revenues	$–	$–	$–
Cost and expenses
General and administrative expenses	–	1,805	15,636
Professional fees	–	4,352	30,686
Rent	–	750	5,250
Research and development	–	–	353
Impairment of mineral property costs	–	–	3,300
Mineral property exploration and carrying costs	–	–	1,067
Total costs and expenses	–	6,907	56,292
Net Loss	$–	$(6,907)	$(56,292)

Note 10.  Commitments and Contingencies

a)
On August 1, 2008, the Company entered into a Management Contract with Lincoln Parke (“Parke”), the Company’s chief executive officer. Under the agreement, Parke is to perform certain services for the Company and the Company is to pay monthly management fees of 5,000 Canadian dollars (approximately $4,566 translated at the August 31, 2009 exchange rate) to Parke. Either party can terminate the agreement with 30 days written notice.

b)
On July 22, 2009, the Company entered into an agreement with DC Consulting LLC (DC Consulting) for consulting services for a period of one year in consideration for the issue of 500,000 restricted shares of the Company’s common stock.  The Company has the option to January 22, 2010 to repurchase the shares issued to DC Consulting at a price per share equal to the closing price of the Company’s common stock on the day the shares were issued, or $0.065 per share. The Company is expensing the $15,000 estimated fair value of the 500,000 shares over the one year term of the agreement and at August 31, 2009, $12,500 was included in prepaid expenses.

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2009
(Unaudited)

Note 10.  Commitments and Contingencies (continued)

c)	On July 22, 2009, the Company entered into an agreement with DC Consulting for investor relation services for an initial period of 90 days in consideration for the following:

i)
A monthly retainer fee of $9,500 in cash or quarterly retainer fee of $25,000 payable in cash or stock with the first payment due upon the execution of the contract.  The Company issued 416,666 restricted shares of common stock with a fair value of $25,000 on July 30, 2009 (which is being expensed over the three month term of the agreement) and at August 31, 2009, $14,011 was included in prepaid expenses.

ii)
950,000 restricted shares of the Company’s common stock due within 30 days of the execution of the contract. The Company issued 950,000 restricted shares of common stock with a fair value of $28,500 on July 30, 2009 (which is being expensed over the three month term of the agreement) and at August 31, 2009, $9,500 was included in prepaid expenses.

iii)	Warrants to purchase 750,000 shares of the Company’s common stock at an exercise price of $0.40 per share. The warrants have not been delivered to DC Consulting as at August 31, 2009.

iv)	Warrants to purchase 750,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrants have not been delivered to DC Consulting as at August 31, 2009.

v)	An advisory fee of 7% of the gross proceeds of any financing transaction arranged by DC Consulting.

d)
On August 25, 2009, the Company entered into a Common Stock Purchase Agreement and a Registration Rights Agreement (collectively the “Agreements”) with Bodie Investment Group Inc. (“Bodie”). Pursuant to the agreements, subject to volume limitations, the Company has the right to sell Bodie over a two year period up to $6,000,000 of the Company’s common stock at a price per share equal to 90% of the average of the three lowest closing bids during the twenty days prior to the put date.  In consideration of the foregoing, the Company is obligated to issue Bodie 3,000,000 restricted shares of common stock on or before the first closing date.   Prior to Bodie’s obligation to purchase any shares, the shares are to be registered in an effective registration statement filed with the SEC.

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2009
(Unaudited)

Note 11. Subsequent Events

Effective this quarter, the Company implemented SFAS No. 165, “Subsequent Events” (“SFAS   165”). This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after August 31, 2009 up through October 20, 2009, the date the Company issued these financial statements.  During this period, the Company did not have any material recognizable subsequent events.

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

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our expenses. This is because we have not generated any revenues and no revenues are anticipated until we begin selling ERD-2.0 units. Accordingly, we must raise cash from private placements or other equity financings. Our only other source for cash at this time is through loans made by our chief executive officer and directors.  Our success or failure will be determined in the short term by additional equity financings and, in the long term by the number of ERD-2.0 units we sell.

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

We have since terminated our mining operations.

Last year we  raised $300,000, of which a balance of $49,000 has yet to be paid. The receipt of the balance of these funds should allow us to operate for one quarter. Also, we have funded our current operations through loans made by our chief executive officer and directors. On August 25, 2009, we entered into a Common Stock Purchase Agreement and a Registration Rights Agreement (collectively the “Agreements”) with Bodie Investment Group Inc. (“Bodie”). Pursuant to the agreement, we have the right to sell and Bodie has the right to purchase up to $6,000,000 of the Company’s common stock at 90% of the average of the three lowest closing bids during the twenty days prior to the purchase with a minimum purchase price of $0.05 per share.  This floor price provision can be altered at any time by GreenChek with thirty (30) days written notice to Bodie.  In consideration of the foregoing, we are obligated to issue Bodie 3,000,000 restricted shares of common stock and cashless warrants to acquire an additional 9,000,000 restricted shares of common stock.   Prior to Bodie’s obligation to purchase any shares, all of the shares and warrants must be registered in an effective registration statement filed with the SEC and applicable states.  We have commenced work on our registration statement.  In the short term, we require additional funding in order to operate and meet our day to day corporate and operational costs.  Other than as described in this paragraph, we are actively pursuing other financing options.

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

Manufacturing

We are currently manufacturing the ERD 2.0 in Tianjin, China.  We have installed and are conducting third party testing on four ERD units in the United Kingdom. We have shipped one ERD unit to France. We believe there are a number of manufacturers who are capable of manufacturing a product similar to the ERD.  Our ERD-2.0 is assembled by Tianjin Shenma Science and Technology Development Company Ltd. (“Tianjin”) located in Tianjin, China pursuant to a verbal agreement. Tianjin obtains the parts required to manufacture our ERD-2.0 from various parts manufacturers throughout China, however, Tianjin is not dependent on a particular vendor, as the parts are generic and available from multiple parts supply sources. GreenChek designs its product so as not to be dependent on the continuing availability of specialty parts or processes.

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

Planning

The company continues to pursue development under the following guidelines, with the understanding however, that such timelines are only guidelines only, and may not be strictly adhered to and are dependent on numerous variables.

 Implementation

The following activities are planned for immediate implementation and are expected to take up to twelve months based on financing:

1.             Complete further third party testing and sale of ERD units throughout Europe in the second quarter 2010.

2.             Secure agreements to distribute our ERD-2.0 in China in the fourth quarter 2010.

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

On July 10, 2009, we amended the license agreement with the Licensor. The license agreement is amended to extend payment dates as follows: payment of $1,000,000 due on December 31, 2008 extended to December 31, 2009; payment of $1,000,000 due on March 31, 2009 extended to March 31, 2010 and; payment of $1,200,000 due on August 31, 2009 extended to August 31, 2010.

In consideration for deferring the license payments we must make the following additional payments in cash or in shares issuable at a 15% discount from market price: (a) $500,000 payable 30 days after signing the amended agreement or as soon thereafter as stock exchange acceptance is received; and (b) $300,000 payable on August 31, 2010 or as soon thereafter as stock exchange acceptance is received.  As of filing date we have not yet received stock exchange acceptance.

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

In the quarter ended August 31, 2009, we entered into a Common Stock Purchase Agreement and a Registration Rights Agreement (collectively the “Agreements”) dated August 25, 2009, with Bodie Investment Group Inc. (“Bodie”). Pursuant to the agreement, we have the right to sell and Bodie has the right to purchase up to $6,000,000 of GreenChek’s common stock at 90% of the average of the three lowest closing bids during the twenty days prior to the purchase with a minimum purchase price of $0.05 per share.  This floor price provision can be altered at any time by GreenChek with thirty (30) days written notice to Bodie. In consideration of the foregoing, we are obligated to issue Bodie 3,000,000 restricted shares of common stock and cashless warrants to acquire an additional 9,000,000 restricted shares of common stock.   Prior to Bodie’s obligation to purchase any shares, all of the shares and warrants must be registered in an effective registration statement filed with the SEC and applicable states.  We have commenced work on our registration statement. This equity financing could result in additional dilution to existing shareholders.

In the short term, we require additional funding for legal and accounting and audit fees for preparation and filing of the registration statement,  marketing and IR program costs, manufacturing costs of our ERD-2.0 and general operating expenses.

To become profitable and competitive, we must sell a sufficient number of ERD-2.0 units to generate revenues and profits.

We have no assurance that short term financing will be available to us on satisfactory terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our activities.

Results of Activities
From Inception on September 12, 2006 to August 31, 2009:

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

On July 10, 2009, we amended the license agreement with the Licensor. The license agreement is amended to extend payment dates as follows: payment of $1,000,000 due on December 31, 2008 extended to December 31, 2009; payment of $1,000,000 due on March 31, 2009 extended to March 31, 2010 and; payment of $1,200,000 due on August 31, 2009 extended to August 31, 2010.

In consideration for deferring the license payments we must make the following additional payments in cash or in shares issuable at a 15% discount from market price:  (a) $500,000 payable 30 days after signing the amended agreement or as soon thereafter as stock exchange acceptance is received; and (b) $300,000 payable on August 31, 2010 or as soon thereafter as stock exchange acceptance is received.  As of filing date we have not yet received stock exchange acceptance.

This quarter we are continuing pilot projects in Europe.  We have manufactured and shipped four (4) units to the United Kingdom and these units have been installed.  We have extended these pilot projects and expect completion of the tests by early 2010.

In 2010 to 2011 we have a minimum expectation of selling 500 ERD 2.0 installations.  Also, we continue to develop our ERD 2.0 specifically for application on locomotives.

Liquidity and Capital Resources

As of August 31, 2009, we had incurred losses since inception and had a working capital deficiency of $4,502,257.  As of the date of this report, we have yet to generate any revenues from our business activities.  We believe our ability to continue as a going concern, earn revenues, and achieve profitability is highly dependent on a number of factors including, but not limited to: our ability to improve and continue to manufacture our product; obtain sufficient financing; market our product; and to secure agreements with distributors to distribute a sufficient quantity of our product, the ERD-2.0.

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

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended August 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

10.1	Registration Rights Agreement dated as of August 27, 2009, by and between GreenChek Technology, Inc. and Bodie Investment Group Inc.

10.2	Common Stock Purchase Agreement dated as of August 27, 2009 by and between GreenChek Technology Inc. and Bodie Investment Group Inc.

10.3	Amendment to License Agreement between China Bright Technology Development Ltd. And GreenChek Technology Inc.

10.4	Unsecured Convertible Loan Agreement between Lincoln Parke and GreenChek Technology Inc.

10.5	Investor Relations Agreement between DC Consulting LLC and GreenChek Technology Inc.

10.6	DC Consulting LLC Consulting Agreement

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 20th day of October, 2009.

GREENCHEK TECHNOLOGY INC.

BY:	LINCOLN PARKE
Lincoln Parke
President, Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer and a member of the Board of Directors.

EXHIBIT INDEX

Exhibit No.	Document Description

10.1	Registration Rights Agreement dated as of August 27, 2009, by and between GreenChek Technology, Inc. and Bodie Investment Group Inc.

10.2	Common Stock Purchase Agreement dated as of August 27, 2009 by and between GreenChek Technology Inc. and Bodie Investment Group Inc.

10.3	Amendment to License Agreement between China Bright Technology Development Ltd. And GreenChek Technology Inc.

10.4	Unsecured Convertible Loan Agreement between Lincoln Parke and GreenChek Technology Inc.

10.5	Investor Relations Agreement between DC Consulting LLC and GreenChek Technology Inc.

10.6	DC Consulting LLC Consulting Agreement

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.