Form 10-Q
period 2009-11-30
GreenChek Technology Inc.
filed 2010-01-19
CIK 1401671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended Novrm

☐       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-53269

GREENCHEK TECHNOLOGY INC.
(Exact name of small business issuer as specified in its charter)

Nevada
(State of incorporation)

101 California Street, Suite 2450
San Francisco, California 94111
(Address of principal executive offices)

(888) 775-7579
(Issuer's telephone number)

________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of January 11, 2010, 66,181,333 shares of common stock, par value $0.00001 per share, were issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1.       Financial Statements.

GreenChek Technology Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	November 30,	February 29,
	2009	2009
	(Unaudited)

ASSETS
Current Assets
Cash	$5,503	$391
Prepaid expenses	17,338	7,706
Inventory	85,230	-
Total current assets	108,071	8,097
License agreement costs, net of accumulated
amortization and allowance for impairment (Note 3)	-	-
Equipment, net (Note 4)	3,176	-
Total Assets	$111,247	$8,097

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued liabilities	$36,918	$65,780
Loan payable	36,470	-
Derivative liability (Note 6)	243,566	-
Due to related parties (Note 6)	315,075	362,585
Amount due to licensor of license agreement, net of unamortizated debt discounts (Note 7)	4,000,000	3,103,806
Total Liabilities	4,632,029	3,532,171

Stockholders' Deficiency
Preferred Stock, $0.00001 par value;
authorized 100,000,000 shares, none issued and outstanding	-	-
Common Stock, $0.00001 par value; authorized 100,000,000 shares,
issued 66,181,333 and 64,288,000 shares, respectively	662	643
Additional paid-in capital	346,119	252,157
Treasury Stock, 35,000,000 shares held at November 30, 2009 and February 28, 2009	(100,000)	(100,000)
Deficit accumulated during the development stage	(4,767,563)	(3,676,874)
Total Stockholders' Deficiency	(4,520,782)	(3,524,074)
Total Liabilities and Stockholders' Deficiency	$111,247	$8,097

See notes to financial statements.

GreenChek Technology Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	For the three months ended November 30, 2009	For the three months ended November 30, 2008	For the nine months ended November 30, 2009	For the nine months ended November 30, 2008	Period from September 12, 2006 (Inception) To November 30, 2009

Revenue	$-	$-	$-	$-	$-

Costs and expenses
General and administrative expenses	87,255	127,012	218,419	147,303	346,126
Research and development	-	-	32,942	-	122,011
Amortization of license agreement costs	-	-	-	20,394	20,394
Provision for impairment of license agreement costs	-	-	-	3,081,184	3,081,184
Total costs and expenses	87,255	127,012	251,361	3,248,881	3,569,715
Loss From Operations	(87,255)	(127,012)	(251,361)	(3,248,881)	(3,569,715)
Imputed interest expense	-	(128,903)	(96,194)	(199,697)	(398,422)
Interest expense on loans	(2,411)	-	(2,411)	-	(2,411)
Interest expense in connection with amendment
to License Agreement	-	-	(800,000)	-	(800,000)
Gain on forgiveness of debt	64,366	-	64,366	-	64,366
Loss on change in fair value of conversion feature	(5,089)	-	(5,089)	-	(5,089)
Loss from continuing operations	(30,389)	(255,915)	(1,090,689)	(3,448,578)	(4,711,271)
Discontinued operations (Note 10)	-	-	-	(6,907)	(56,292)
Net Loss	$(30,389)	$(255,915)	$(1,090,689)	$(3,455,485)	$(4,767,563)

Net loss per share - basic and diluted
Continuing Operations	$(0.00)	$(0.01)	$(0.04)	$(0.06)
Discontinued Operations	(0.00)	(0.00)	(0.00)	(0.00)
Total	$(0.00)	$(0.01)	$(0.04)	$(0.06)

Weighted Average Shares Outstanding
Basic and Diluted	31,181,000	48,595,000	30,146,000	58,908,000

See notes to financial statements.

GreenChek Technology Inc.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the Period September 12, 2006 (Inception) to November 30, 2009
(Expressed in US Dollars)
(Unaudited)

						Deficit	Total Stockholders' Equity
						Accumulated
	Common Stock, $0.00001 par value		Additional			During the
			Paid-in	Treasury Stock		Development
	Shares	Amount	Capital	Shares	Amount	Stage	(Deficiency)

Common shares sold for cash at $0.00014 per share	35,000,000	$350	$4,650	-	$-	$-	$5,000
Common shares sold for cash at $0.00143 per share, less offering costs of $12,500	27,090,000	271	25,929	-	-	-	26,200
Donated services and expenses	-	-	4,500	-	-	-	4,500
Net Loss	-	-	-	-	-	(11,777)	(11,777)
Balance - February 28, 2007	62,090,000	621	35,079	-	-	(11,777)	23,923
Common stock sold for cash at 0.00143 per share less offering costs of $10,000	1,890,000	19	(7,319)	-	-	-	(7,300)
Donated services and expenses	-	-	9,000	-	-	-	9,000
Net Loss	-	-	-	-	-	(37,608)	(37,608)
Balance - February 29, 2008	63,980,000	640	36,760	-	-	(49,385)	(11,985)
Units sold for cash at $0.75 per Unit	308,000	3	230,997	-	-	-	231,000
Finders' fee	-	-	(23,100)	-	-	-	(23,100)
Donated services and expenses	-	-	7,500	-	-	-	7,500
Purchase of treasury stock	-	-	-	(35,000,000)	(100,000)	-	(100,000)
Net Loss	-	-	-	-	-	(3,627,489)	(3,627,489)
Balance - February 28, 2009	64,288,000	643	252,157	(35,000,000)	(100,000)	(3,676,874)	(3,524,074)
Units sold for cash at $0.75 per Unit	26,667	-	20,000	-	-	-	20,000
Finders' fee	-	-	(2,950)	-	-	-	(2,950)
Net Loss	-	-	-	-	-	(138,121)	(138,121)
Balance - May 31, 2009	64,314,667	643	269207	(35,000,000)	(100,000)	(3,814,995)	(3,645,145)
Stock-based compensation	1,866,666	19	68,481	-	-	-	68,500
Net Loss	-	-	-	-	-	(922,179)	(922,179)
Balance – August 31, 2009	66,181,333	$662	$337,688	(35,000,000)	$(100,000)	$(4,737,174)	$(4,498,824)
Fair value of warrants
authorized in connection with convertible loan payable	-	-	8,431	-	-	-	8,431
Net Loss	-	-	-	-	-	(30,389)	(30,389)
Balance – November 30, 2009	66,181,333	$662	$346,119	(35,000,000)	$(100,000)	$(4,767,563)	$(4,520,782)

See notes to financial statements.

GreenChek Technology Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	For the nine months ended November 30, 2009	For the nine months ended November 30, 2008	Period from September 12, 2006 (Date of Inception) To November 30, 2009

Cash Flows from Operating Activities
Net loss	$(1,090,689)	$(3,455,485)	$(4,767,563)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of license agreement costs	-	20,394	20,394
Depreciation of equipment	751	-	751
Provision for impairment of license agreement costs	-	3,081,184	3,081,184
Imputed interest expense	96,194	199,697	398,422
Non-cash interest expense	2,411	-	2,411
Donated services and expenses	-	6,000	21,000
Impairment of mineral property costs	-	-	3,300
Interest expense in connection with amendment to License Agreement	800,000	-	800,000
Stock -based compensation	59,750	-	59,750
Gain on re-valuation of derivative liability	5,089	-	5,089
Gain on forgiveness of debt	64,366	-	64,366
Changes in operating assets and liabilities:
Inventory	(85,230)	-	(85,230)
Accounts payable and accrued liabilities	(63,229)	15,468	2,551
Due to related party	76,000	-	76,000
Prepaid expenses	(882)	(754)	(8,588)
Net cash used in operating activities	(135,469)	(133,496)	(326,163)

Cash Flows from Investing Activities
Mineral property acquisition costs	-	-	(3,300)
Purchase of equipment	(3,927)	-	(3,927)
Net cash used in investing activities	(3,927)	-	(7,227)

Cash Flows from Financing Activities
Proceeds from sales of common stock	17,050	189,900	271,350
Purchase of treasuary stock	-	(100,000)	(100,000)
Offering costs incurred	-	-	(22,500)
Due to related parties	83,827	44,001	146,412
Proceeds from loans payable	43,631	-	43,631
Net cash provided by financing activities	144,508	133,901	338,893

Increase in cash	5,112	405	5,503

Cash - beginning of period	391	688	-

Cash - end of period	$5,503	$1,093	$5,503

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash investing activity:
Acquisition of license agreement in exchange for debt due seller, less imputed interest	$-	$3,101,578	$3,101,578
Non-cash financing activity:
Repayment of amount due licensor of license agreement
in exchange for increase in due to related party	$-	$300,000	$300,000

See notes to financial statements.

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2009
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2009, the Company has accumulated losses of $4,767,563 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2.   Interim Financial Information

The unaudited financial statements as of November 30, 2009 and for the three and nine months ended November 30, 2009 and 2008 and for the period September 12, 2006 (inception) to November 30, 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of November 30, 2009 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine month period ended November 30, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending February 28, 2010. The balance sheet at February 29, 2009 has been derived from the audited financial statements at that date.

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
November 30, 2009
(Unaudited)

 Note 3.  License Agreement Costs, Net

License agreement costs, net, at November 30, 2009 and February 28, 2009 consist of:

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

In consideration for deferring the license payments, the Company was to make the following additional payments in cash or in shares issuable at a 15% discount from market price:

1.	$500,000 payable on August 9, 2009, (unpaid at November 30, 2009); and

2.	$300,000 payable on August 31, 2010 (unpaid at November 30, 2009).

On December 31, 2009 (see note 12(b)), the Company entered into amendment no. 2 to the license agreement with the Licensor and the Principal.  Pursuant to this amendment, the $1,000,000 due December 31, 2009 and the $500,000 due August 9, 2009 (of the $4,000,000 total due to the Licensor of the License Agreement at November 30, 2009) was amended to a total of $550,000 due January 14, 2010. If the Company fails to make the $550,000 payment to Licensor by January 14, 2010, Licensor has the right to immediately terminate the license agreement.

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2009
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

As of August 31, 2008, the Company reviewed the then remaining $3,081,184 carrying value of the license agreement costs for potential impairment. Considering all facts and circumstances, the Company concluded that it was not more likely than not that any of the $3,081,184 carrying costs were recoverable. Accordingly, the Company expensed a $3,081,184 provision for impairment of license agreement costs at August 31, 2008 and reduced the license agreement costs, net to $0.

In the three months ended August 31, 2009, the Company recognized the additional liability of $800,000 resulting from the July 10, 2009 amendment to the license agreement as interest expense.

Note 4.   Equipment, Net

Equipment, net, at November 30, 2009 consists of:

Equipment	$3,927
Less accumulated depreciation	(751)
Equipment, net	$3,176

Note 5.   Loan Payable

On November 1, 2009, the Company entered into a loan agreement for a loan of up to $50,000.  The loan is non interest bearing and due on April 30, 2010.  Pursuant to the loan agreement the Company has agreed to issue 500,000 common share purchase warrants exercisable for two years at an exercise price of $0.05 for the first year and $0.10 for the second year.  As at November 30, 2009, the Company had received loans of $43,631.  On November 1, 2009, the Company recognized the fair value of the warrants of $8,431 as additional paid-in capital and an equivalent discount that reduced the carrying value of the loan to $35,200.  The discount will be expensed over the term of the loan increasing the carrying value to the face value of the loan.  As at November 30, 2009, the carrying value of the loan was $36,470 and interest expense of $1,270 had been recorded.  At November 30, 2009, the Company had not issued the warrants.

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2009
(Unaudited)

Note 6.   Due to Related Parties

Due to related parties consist of:

	November 30, 2009	February 28, 2009
Due to chief executive officer:
Amount due relating to the deemed payment of the $300,000
license agreement installment due August 13, 2008,
non-interest bearing, due the earlier of (1) the closing of a financing of $1,000,000 or more or (2) July 14, 2010,
convertible at the option of the Principal commencing
November 28, 2009 and convertible at the option of the
Company on the due date into common stock at a price
equal to 75% of the closing price on the date of conversion	$300,000	$300,000
Discount relating to the fair value of the embedded beneficial
conversion feature at November 28, 2009	(238,477)	-
Accretion of discount from November 28, 2009 to November
30, 2009	1,141	-
Net	62,664	300,000
Accrued management fee	52,498	11,633
Other	97,580	2,306
Due to former majority stockholder and chief executive officer:
Amount due relating to the Company's purchase of treasury stock	25,000	25,000
Other, non-interest bearing, no repayment terms	16,637	16,164
Due to former director and chief strategy officer for consulting services	4,737	3,930
Due to former director and chief financial officer	55,959	3,552
Total	$315,075	$362,585

During the year ended February 28, 2009, the Company, the Licensor (a corporation formerly controlled by the Company’s chief executive officer), and the Principal (chief executive officer of the Company) agreed to deem the $300,000 license agreement instalment due August 13, 2008 as paid in exchange for the Company’s agreement to pay $300,000 to the Principal. Pursuant to the agreement the amount is non interest bearing and payable on the earlier of July 14, 2010 or the closing of a financing in excess of $1,000,000.  On November 28, 2009, the amount became convertible at the option of the Principal at 75% of the closing price of the Company’s common stock on the date of conversion.  The Company recognized the fair value of the embedded beneficial conversion feature of $238,477 as a derivative liability and reduced the carrying value of the convertible loan to $61,523.  The discount on the convertible loan will be accreted over the term of the convertible loan, increasing the carrying value to the face value of $300,000. As at November 30, 2009, the carrying value of the convertible debt was $62,664 and interest expense of $1,141 had been accreted.  The fair value of the derivative liability at November 30, 2009 was $243,566 and a loss of $5,089 was recorded on the change in the fair value of the derivative liability.

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2009
(Unaudited)

Note 7.   Amount due to Licensor of License Agreement

Amount due to licensor of license agreement, net, at November 30, 2009, consists of:

Amount due December 31, 2009	$1,000,000
Amount due March 31, 2010	1,000,000
Amount due August 31, 2010	1,200,000
Amounts due under Amendment to License
Agreement dated July 10, 2009:
Amount due August 9, 2009	500,000
Amount due August 31, 2010	300,000
Total	$4,000,000

On December 31, 2009 (see note 12(b)), the Company entered into amendment no, 2 to the license agreement with the Licensor and the Principal. Pursuant to this amendment, the $1,000,000 due December 31, 2009 and the $500,000 due August 9, 2009 (of the $4,000,000 total due to the Licensor of License Agreement at November 30, 2009) was amended to a total of $550,000 due January 14, 2010.

Note 8.   Common Stock

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

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2009
(Unaudited)

d)
On July 30, 2009, the Company issued 1,866,666 restricted shares of common stock with a fair value of $68,500 to DC Consulting LLC (DC Consulting) pursuant to the consulting agreements described in Note 11 (b) and (c).

Note 9.   Income Taxes

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $160,390 at November 30, 2009 attributable to the future utilization of the net operating loss carryforward of $458,257 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements.  The Company will continue to review this valuation allowance and make adjustments as appropriate.  The $458,257 net operating loss carryforward expires $7,277 in 2027, $28,608 in 2028, $236,577 in 2029 and $185,795 in 2030.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

Note 10. Discontinued Operations

On May 31, 2008, the Company discontinued its mineral property acquisition and exploration operations.

The results of discontinued operations are summarized as follows:

					Period from
	For the three month period Ended	For the three month period Ended	For the nine month period Ended	For the nine month period Ended	September 12, 2006 (Date of Inception) to
	November 30,	November 30,	November 30,	November 30,	November 30,
	2009	2008	2009	2008	2009
Revenues	$–	$–	$–	$–	$–
Cost and expenses
General and administrative expenses	–	–	–	6,907	51,925
Impairment of mineral property costs	–	–	–	–	3,300
Mineral property exploration and carrying costs	–	–	–	–	1,067
Total costs and expenses	–	–	–	6,907	56,292
Net Loss	$–	$–	$–	$(6,907)	$(56,292)

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2009
(Unaudited)

Note 11. Commitments and Contingencies

a)
On August 1, 2008, the Company entered into a Management Contract with Lincoln Parke (“Parke”), the Company’s chief executive officer. Under the agreement, Parke is to perform certain services for the Company and the Company is to pay monthly management fees of 5,000 Canadian dollars (approximately $4,737 translated at the November 30, 2009, exchange rate) to Parke. Either party can terminate the agreement with 30 days written notice.

b)
On July 22, 2009, the Company entered into an agreement with DC Consulting LLC (DC Consulting) for consulting services for a period of one year in consideration for the issue of 500,000 restricted shares of the Company’s common stock.  The Company has the option to repurchase the shares issued to DC Consulting at a price per share equal to the closing price of the Company’s common stock on the day the shares were issued, or $0.065 per share. The Company issued 500,000 restricted shares of common stock with a fair value of $15,000 on July 30, 2009 and at November 30, 2009, $8,750 was included in prepaid expenses.

c)	On July 22, 2009, the Company entered into an agreement with DC Consulting for investor relation services for an initial period of 90 days in consideration for the following:

i)
A monthly retainer fee of $9,500 in cash or quarterly retainer fee of $25,000 payable in cash or stock with the first payment due upon the execution of the contract.  The Company issued 416,666 restricted shares of common stock with a fair value of $25,000 on July 30, 2009.

ii)
950,000 restricted shares of the Company’s common stock due within 30 days of the execution of the contract. The Company issued 950,000 restricted shares of common stock with a fair value of $28,500 on July 30, 2009.

iii)	Warrants to purchase 750,000 shares of the Company’s common stock at an exercise price of $0.40 per share. The warrants have not been delivered to DC Consulting as at November 30, 2009.

iv)	Warrants to purchase 750,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrants have not been delivered to DC Consulting as at November 30, 2009.

v)	An advisory fee of 7% of the gross proceeds of any financing transaction arranged by DC Consulting.

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

e)	On October 14, 2009, the Company entered into a Lease Agreement for space in Ontario Canada. The lease commenced on November 1, 2009 for a term of three years ending on October 31, 2012.

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2009
(Unaudited)

The lease provides for monthly rentals ranging from 4,414 Canadian dollars (approximately $4,182 translated at the November 30, 2009 exchange rate) to 4,743 Canadian dollars (approximately $4,494 translated at the November 30, 2009 exchange rate). Future noncancellable lease payments at November 30, 2009 are:

Year Ending February 28	Amount
2010	$12,546
2011	50,796
2012	52,657
2013	35,942
Total	$151,941

Note 12. Subsequent Events

In June 2009 the Company implemented Accounting Standards Codification (“ASC”) 855, Subsequent Events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of ASC 855 did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after November 30, 2009 up through January 19, 2010, the date the Company issued these financial statements.  During this period, the Company did not have any material recognizable subsequent events, except as disclosed below:

a)
On December 8, 2009, the Company entered into a Consulting Agreement.  Under the terms of the agreement the Consultant shall provide advice and consulting services in consideration for the issuance of 200,000 common shares of the Company within 60 days after the execution of this agreement.  In addition, upon the implementation of an Incentive Stock Option Plan by the Company, the Consultant will be eligible to receive stock options, the number to be determined by March 31, 2010.  This agreement will be in effect for a period of 12 months and is renewable upon reasonable terms and conditions agreed to by the Company and the Consultant.

b)
On December 31, 2009, the Company entered into a second amendment to the license agreement referred to in Note 3.  Pursuant to the amendment the $1,000,000 payment due on December 31, 2009 and the $500,000 owing after the signing of the first amendment shall be reduced to $550,000 which shall represent payment in full of these amounts.  The remaining $950,000 of the $1,500,000 aggregate principal amount shall be forgiven by the Licensor. On January 14, 2010, a third party tendered a check to Licensor on behalf of the Company in the amount of 4,265,420 Hong Kong dollars (equivalent to $550,000).

Forward-Looking Statements

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

The following discussion should also be read in conjunction with our audited consolidated financial statements and Form 10-K filed on June 15, 2009.

Although we have attempted to identify important factors that could cause actual results to differ materially from those contained in forward-looking information, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that such information will prove to be accurate, as actual results and future events could differ materially from those anticipated in such information. Accordingly, readers should not place undue reliance on forward-looking information. GreenChek does not undertake to update any forward-looking information that is incorporated by reference herein, except in accordance with applicable securities laws.

We have not yet generated or realized any revenues from our business activities.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our expenses. This is because we have not generated any revenues and no revenues are anticipated until we begin selling our product, the ERD-2.0. Accordingly, we must raise cash from loans, private placements, or other financings. Our only source for cash at this time is through loans made by our chief executive officer and director and a private investor.  Our success or failure will be determined in the short term by additional loans or equity financings and, in the long term by the number of ERD-2.0 units we sell and the net income we realize.

Company Overview

We are a technology company headquartered in San Francisco, California.  Pursuant to a July 14, 2008 license agreement with China Bright Technology Development Limited, a Chinese corporation located in Hong Kong (“China Bright”), we have the right to use all of China Bright’s patent and intellectual rights for the purpose of manufacturing, marketing, and distributing products designed to reduce gas emissions by motor vehicles. The China Bright patents and intellectual rights are directed at the use of hydrogen technology to reduce gas emissions in motor vehicles. The territory to be covered by the license is the European Union and the United States of America.  A payment of $1,000,000 was due to China Bright on December 31, 2009 and another payment of $1,000,000 is due on March 31, 2010. The agreement with China Bright was amended to provide that if $550,000 is not paid in full to China Bright by January 14, 2009, China Bright shall have the right to immediately terminate the license agreement. If such payment is made, China Bright will forgive the $950,000 owed by the Company.

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

On August 25, 2009, we entered into a Common Stock Purchase Agreement and a Registration Rights Agreement (collectively the “Agreements”) with Bodie Investment Group Inc. (“Bodie”). Pursuant to the Agreement, we have the right to sell and Bodie may purchase up to $6,000,000 of the Company’s common stock at 90% of the average of the three lowest closing bids during the twenty days prior to the purchase with a minimum purchase price of $0.05 per share.  This floor price provision can be altered at any time by GreenChek with thirty (30) days written notice to Bodie.  In consideration of the foregoing, we issued Bodie 3,000,000 restricted shares of common stock and cashless warrants to acquire an additional 9,000,000 restricted shares of common stock.   Prior to Bodie’s obligation to purchase any shares, all of the shares and warrants must be registered in an effective registration statement filed with the SEC and applicable states.  We have not yet commenced work on our registration statement.

On November 1, 2009, we entered into a $50,000.00 Loan Agreement (“Loan”) with a private investor. The Loan bears no interest and is repayable within six (6) months.  Furthermore, we are to issue the private investor 500,000 common share purchase warrants, which warrants have an exercise price of $0.05 for the first year and $0.10 for the second year from the date of the Loan. In the short term, we require additional funding in order to operate and meet our day to day corporate and operational costs.  Other than as described above, we are pursuing other short term financing options.

We have an operating lease which expires on October 31, 2012 with respect to our research, testing and manufacturing warehouse located in Ontario, Canada. The future annual minimum lease payments are approximately $151,941.

Other than as described in the above paragraph, we do not own any interest in any property. We currently lease our two (2) corporate office spaces located in San Francisco, California, USA and Toronto, Ontario, Canada.

We do not have any employees at this time however as we grow our business, it is our intention to hire employees in the near future.

Our Business

General:  We are a development stage technology business incorporated under the laws of the State of Nevada on September 12, 2006.  Through a licensing agreement, we are currently manufacturing and marketing one product, an emissions reducing and fuel enhancing device called the ERD-2.0.

The mobile space we are focused on includes any transportation vehicle that utilizes an internal combustion engine, regardless of fuel source. Heavy emission emitters - trucks, ships and railway lines are being heavily penalized per government regulations and requirements by not meeting emission targets. Our ERD-2.0 has been proven reliable for a test period exceeding two years. These tests have demonstrated in proven third party results that our technology lowers emissions by a minimum of 10%, reduces fuel consumption, increases horsepower, improves engine life, reduces maintenance costs, and requires minimal driver maintenance and intervention.

Furthermore, millions of existing high polluting trucks and trains will not be replaced or discarded with new low polluting and more fuel-efficient units anytime soon. The high emission output vehicles will be with us for years to come and these vehicles need a lower cost solution to high gas prices and emission reduction without replacing the vehicle.  We believe our ERD technology specifically responds to and provides relief to globally rising fuel costs.

License:   We manufacture and sell the ERD-2.0 pursuant to a license from China Bright Technology Development Limited (“China Bright”), a Chinese corporation located in Hong Kong.  We have the right to use all of China Bright’s patent and intellectual rights for the purpose of manufacturing, marketing, and distributing products designed to reduce gas emissions by motor vehicles. The China Bright patents and intellectual rights are directed at the use of hydrogen technology to reduce gas emissions in motor vehicles. The territory to be covered by the license is the European Union and the United States of America. The fee for the license is $3,500,000 payable as follows: $300,000 on August 13, 2008, $1,000,000 by December 31, 2008; $1,000,000 by March 31, 2009; and, $1,200,000 by August 31, 2009. In addition we are obligated to issue to China Bright, an amount of common stock equal to the value of 60% of our total outstanding common shares.

On July 10, 2009, we amended the license agreement with the Licensor. The license agreement is amended to extend payment dates as follows: payment of $1,000,000 due on December 31, 2008 extended to December 31, 2009; payment of $1,000,000 due on March 31, 2009 extended to March 31, 2010 and; payment of $1,200,000 due on August 31, 2009 extended to August 31, 2010.

On December 31, 2009 the agreement with China Bright was further amended. Pursuant to the amendment the $1,000,000 payment due on December 31, 2009 and the $500,000 owing after signing of the first amendment shall be reduced to $550,000 which shall represent payment in full of these amounts. If $550,000 is not paid in full to China Bright by January 14, 2009, China Bright shall have the right to immediately terminate the license agreement. If such payment is made, China Bright will forgive the $950,000 owed by the Company.  At time of filing, a third party had made the $550,000 on behalf of the Company.

Our Product:  The device we are developing, manufacturing and marketing, pursuant to our licensing agreement, is the Emission Reduction Device 2.0 (“ERD-2.0”). The ERD-2.0 is designed for installation on all vehicles with an internal combustion engine (“ICE”). The compact, self-contained ERD-2.0 includes a proprietary modular multiple cell Electrolyser (creates electrolysis) Unit for an internal combustion engine that can be retrofitted to any type of ICE to enhance the combustion process, independent of the fuel used (gasoline, diesel, ethanol or propane/natural gas). The ERD-2.0 product generates hydrogen by means of electrolysis. Water molecules are spontaneously split into hydrogen and oxygen gases of high purity, the resulting gases can then be distributed according to the user’s requirements.

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

The ERD 2.0 is engineered to operate in a modular format for greater efficiency. The ability to link units together contribute to our ability to service larger engines, obtain further fuel cost savings and greater emission reduction, at the same time maintaining durability and overall quality.  Our ERD-2.0 system offers a programmable controller with fault detection and provides extensive diagnostics, which allows the user to remotely monitor and measure performance of the ERD-2.0.  The product has a two year warranty.

History:   We have invented and developed, over the last five years, a proprietary process of hydrogen generation using environmentally safe materials and techniques that can take place onboard the vehicle.  Management believes that the addition of this onboard hydrogen generating technology eliminates the need for hydrogen storage on the vehicle, potentially making the vehicle lighter and safer, and reducing its reliance on an infrastructure to provide hydrogen.

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

Management believes that our model of onboard hydrogen generation for supplemented combustion, as carried out by our proprietary process, results in a procedure for generating hydrogen that is both safe in operation because of the use of small portions of hydrogen and hydrogen is only generated while the engine is in operation (generated only upon demand).  In our tests, as well as independent third party testing, we believe that the increased efficiency of the ICE energy is excellent as well the observance of decreased emissions while the unit is in operation.  The operating costs for the system are small.

Third-Party Testing and Validation:  The ERD technology is the outcome of five years of experimentation and testing. Third party testing of the ERD technology was conducted at a testing facility in Buffalo, New York and completed in February 2008.  From this test, a report was generated, which includes emission reduction and fuel reduction data for the ERD, quantified in real time.  Four (4) components of vehicle exhaust and the fuel consumption rate were measured. The pollutants measured are oxides of nitrogen (NOx), total hydrocarbons (HC), carbon monoxide (CO), and carbon dioxide (CO2). NOx is a common product of ICEs caused by the oxidation of nitrogen from the air used for the intake air supply to the engine. Hydrocarbons results from incomplete combustion, originating from the fuel supply. CO and CO2 are created by the bonding of the carbon in the fuel combining with the oxygen in the intake air. CO2 is the main product of combustion while CO is a more toxic component which is produced at two orders of magnitude smaller than CO2.

The Company focused particular attention to the environmental safety of the hydrogen being produced, with the main focus being the development of the knowledge needed to properly utilize hydrogen in an ICE safely as well as ensure that the ERD unit is stable and can operate in extreme environments without failure.

The development of the ERD technology also focused on creating a stable, viable electrochemical process and gathering data from testing.  The expected results of the development fell into several key categories:

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

Real-World Pilot Testing:  In early summer 2008, we installed our ERD units in transportation vehicles in the United Kingdom and France. Testing, verification and validation of the efficacy of the ERD technology on European transportation engines remains ongoing and is expected to complete in late first quarter of 2010.

Manufacturing:  We are currently manufacturing the ERD 2.0 in Tianjin, China. We believe there are a number of manufacturers who are capable of manufacturing a product similar to the ERD.

Our ERD-2.0 is assembled by Tianjin Shenma Science and Technology Development Company Ltd. (“Tianjin”) located in Tianjin, China pursuant to a verbal agreement. Tianjin obtains the parts required to manufacture our ERD-2.0 from various parts manufacturers throughout China, however, Tianjin is not dependent on a particular vendor, as the parts are generic and available from multiple parts supply sources. Our manufacturing operations are not dependent on us sourcing high quality electronic and mechanical components from reliable and timely suppliers. We design our product so as not to be dependent on the continuing availability of specialty parts or processes.

We also have a verbal agreement with Tianjin to lease a 4,000 square foot facility in Tianjin, China, for the manufacture of our ERD technology. The maximum production capacity for the facility is expected to be 1,050 units per month. With additional investment in assembly stations and machines, the Company believes it can increase the monthly production capacity if required to meet the needs of its future customers.

The majority of the ERD-2.0 is assembled in China and completed at our warehouse facility in Ontario, Canada before being shipped to customers in Asia, Europe and North America as directed by the Company. We aim to design and manufacture our product to perform reliably for the life of the product and system into which they are integrated. We seek to achieve high reliability through the application of proprietary technologies and rigorously controlled design, development, manufacturing and test processes.

Planning and Implementation:  Our main focus is on the commercial sale of our ERD-2.0 units and further developing our technology for use as an onboard power source for ICEs.

The following activities are planned and are expected to take up to nine months based on financing:

1.  Complete third party testing in England and France and commencement of commercial sales of ERD units throughout Europe in the second quarter 2010.

2.  Commence ERD-2.0 testing in California and various other states with alternative energy technology incentives in the second quarter 2010.

3.  Secure agreements to distribute our ERD-2.0 in China in the fourth quarter 2010.

GreenChek’s primary market for the ERD-2.0 is on those who want to reduce their cost of fuel, as well as GHGs and particulate matter.  Our strategy is to provide a product that achieves these goals and provides a return on purchaser’s investment.  We believe there is a great demand for our ERD technology regardless of fuel source and prices.

Marketing and Distribution

Europe
We have secured distribution partners in Europe, such as Technical Environment Solutions Ltd. (“TESEL”), who have the financial resources and marketing ability to attract customers throughout the European Union. TESEL is a large, European-based sale and distribution company, with extensive worldwide experience in environmental technologies and their applications.  TESEL specializes in emissions reduction technologies and will assist GreenChek to achieve the commercialization of the ERD-2.0 in Europe. Through our relationship with TESEL, we have begun discussions with some of the world’s largest transportation companies as well as German, Irish and Slovakian companies to distribute and sell our ERD-2.0 units.  We anticipate commencing product sales in Europe in the second quarter of 2010.

North America
Currently, we market our ERD-2.0 only in Europe however, subsequent to the third quarter ending November 30, 2009 we entered into a twelve (12) month contract with an Arizona company (“AZCO”) in December 2009.  AZCO is a private company with extensive knowledge and experience in the regulatory environment of the United States and, in particular, regarding rules and regulations of certifying and/ verifying emissions reduction technologies through various United States governmental agencies.  Under the terms of this contract, AZCO is to assist GreenChek through the verification process for its ERD technology in the State of California and various other states with alternative energy technology incentives.  Furthermore, AZCO is to research and implement a long term marketing and sales strategy that is aimed at achieving commercialization of the ERD technology in North America, Mexico, Central America and South America.

China
We are actively in discussions with various Chinese companies to market and distribute our ERD-2.0

GreenChek is continuing to identify, qualify and establish direct dealers, distributor arrangements and agents to market our product.

Competition:  We compete against existing and emerging technologies in our targeted markets for mobile and stationary applications. We compete primarily on the basis of safety, reliability, efficiency, cost and environmental considerations.  Currently, there are only two (2) competitors that we are aware of that are developing electrolysis based hydrogen cell technology for the mobile and stationary markets.

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

We also compete with corporations that are building other types of fuel cells. These include phosphoric acid fuel cells, molten carbonate fuel cells, solid oxide fuel cells and alkaline fuel cells are generally thought to have viable commercial potential. These fuel cells can be differentiated in regard to cell materials and temperature while operating. While all fuel cell types have probable environmental and efficiency advantages over traditional power sources, we believe that our ERD-2.0 is ready for immediate commercialization in mobile transportation sector, does not require hydrogen storage, and can be manufactured less expensively and is more efficient and more practical in mobile and stationary applications than our competition.

Lastly, with millions of transportation trucks throughout Europe, North America and Asia, we believe there is ample market for a proven product such as our ERD-2.0.

Patents and Trademarks:  We currently own no patents or trademarks but we have begun the process of patenting the unique aspects of our technology.

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

The development and marketing of new technology is capital intensive.  We have funded our current operations either from the sale of our common stock or through loans made by our chief executive officer and directors and, more recently, from a private investor.  We have utilized funds obtained to date for corporate organizational purposes, license payments and parts and supplies purchases to manufacture our ERD product.

In the short term, we require additional funding for legal and auditing fees for preparation and filing of our registration statement, manufacturing costs of our ERD-2.0 and general operating expenses.

To become profitable and competitive, we must sell a sufficient number of ERD-2.0 units to generate revenues and profits.

We have no assurance that short term financing will be available to us on satisfactory terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our activities.

Results of Operations

Net Loss. We incurred a net loss of $1,090,689, or $0.04 per share for the nine months ended November 30, 2009, compared to a net loss of $3,455,485, or $0.06 per share for the nine months ended November 30, 2008. We had incurred losses since inception and had a working capital deficiency of $4,523,958 through November 30, 2009.

Our ability to achieve profitable operations depends on developing revenue through the sale and distribution of our ERD-2.0 product both domestically and abroad. Our expectations are that we will not begin to show profitable operating results before the end of our fiscal year.

Operating Expenses. We incurred operating expenses of $87,255 for the quarter ended November 30, 2009, compared to operating expenses of $127,012 for the quarter ended November 30, 2008.

Liquidity and Capital Resources

As of November 30, 2009, we had cash of $5,503. Net loss for the nine months ended November 30, 2009 was $1,090,689, compared to $3,455,485 for the nine months ended November 30, 2008. The difference was mainly due to a provision for impairment of the China Bright license costs which in the nine months ended November 30, 2009 was $0 compared to $3,081,184 for the nine months ended November 30, 2008.

Net cash used for operating activities was $135,469 for the nine months ended November 30, 2009 compared to operating activities of $133,496 for the nine months ended November 30, 2008. We anticipate that overhead costs will increase in the near term as we continue to implement our operating strategy.

On September 17, 2008 we sold 400,000 units to Noya Management Corp. in consideration of $300,000. Each unit consisted of one share of common stock and one warrant. Each warrant allowed Noya Management Corp. to purchase one additional share of common stock at a price of $0.75 per share. As of the date hereof, no warrants have been exercised. The Units were sold to Noya Management Corp. pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. The transaction took place outside the United States and Noya Management Corp. is a non-US person.

On November 1, 2009, we entered into a loan agreement with an investor for a loan of up to $50,000.  The loan is non interest bearing and due on April 30, 2010.  Pursuant to the loan agreement we have agreed to issue 500,000 common share purchase warrants exercisable for two years at an exercise price of $0.05 for the first year and $0.10 for the second year. We have used these proceeds to make technical advancements to our ERD product, secure a lease on our new warehouse facility in Ontario, Canada and accounts payable.

Cash flows used by investing activities were $3,927 for the period ended November 30, 2009 and $-0- for the period November 30, 2008.

Cash flows provided by financing activities accounted for $144,508 for the nine months ended November 30, 2009 compared to financing activities of $133,901 for the nine months ended November 30, 2008.  These cash flows were related to the i) proceeds from sale of our common stock, which for the period ending November 30, 2009 was $17,050 and $189,900 for the period ending November 30, 2008; ii) purchase of treasury stock which was $-0- for the period ending November 30, 2009 and $100,000 for the period ending November 30, 2008; iii) expenses paid by related parties: $83,827 for November 30, 2009 compared to $44,001 for November 30, 2008 and; iv) proceeds received from a private investor of $43,631 for the period ending November 30, 2009 and $-0- for the comparative period in 2008.

We are currently in discussions with investors to raise the funds to optimally finance our operations. At the present time, we have no commitments for any additional financing, and there can be no assurance that, if needed, additional capital will be available to use on commercially acceptable terms or at all. Our failure to raise capital as needed would significantly restrict our growth and hinder out ability to compete. We may need to curtail expenses, and forgo business opportunities. Additional equity financings are likely to be dilutive to holders of our common stock and debt financing, if available, may involve significant payment obligation and covenants that restrict how we operate our business.

If we are unable to secure funds to finance our operations, we may examine other possibilities, including, but not limited to, mergers or acquisitions.

Management believes the ability of the Company to continue as a going concern, earn revenues and achieve profitability is highly dependent on a number of factors including, but not limited to: our ability to improve and continue to manufacture our product; obtain sufficient financing; market our product; and to secure agreements with distributors to distribute a sufficient quantity of our ERD-2.0 product.  In 2010 our goal is to sell a minimum of 500 ERD 2.0 units.  Assuming this sales level is achieved, we could turn cash flow positive in early 2011.

Subsequent Events

In December 2009, the Company entered into a twelve month Consulting Agreement. Under the terms of the agreement the Consultant shall provide advice and consulting services in respect to the ERD-2.0 technical product and assisting the Company in becoming a verified technology under California law and the laws and rules administered by the US Environmental Protection Agency.  As compensation for these services the Company shall issue 200,000 restricted shares within 60 days after the execution of this agreement.

Off-Balance Sheet Arrangements

We have not entered into any transactions with unconsolidated entities in which we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.

As of the date of this report, we have yet to generate any revenues from our business activities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4(T).   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer and principal financial officer has reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and has concluded that the disclosure controls and procedures are not effective because of deficiency in financial reporting/closing; i.e. adjustments discovered resulting from the review. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer and principal financial and accounting officer.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.         Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 1A.      Risk Factors

None

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On July 30, 2009, we issued 1,866,666 shares to DC Consulting LLC.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 3.         Defaults Upon Senior Securities.

None.

Item 4.         Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the three months ended November 30, 2009.

Item 5.         Other Information.

None

Item 6.         Exhibits

Exhibit No.	Description
10.1	Lease Agreement dated as of October 14, 2009 by and between GreenChek Technology Inc., Ellenhall Construction Limited and Drago Goricanec

10.2	Amendment No. 2 to License Agreement as of December 31, 2009 by and among Greenchek Technology Inc. and China Bright Technology Development Limited and Lincoln Park

31.1	Rule 13a-14(a)/15d14(a) Certification of Lincoln Parke, the principal executive officer and principal financial officer (attached hereto)

32.1	Section 1350 Certification of Lincoln Parke, the principal executive officer and principal financial officer (attached hereto)

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENCHEK TECHNOLOGY INC.

Dated: January 19, 2010	By:	/s/ Lincoln Parke
Name: Lincoln Parke
Title: President and Treasurer (Principal Executive, Financial and Accounting Officer)