Form 10-Q/A
period 2009-08-31
GreenChek Technology Inc.
filed 2010-06-11
CIK 1401671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended August 31, 2009

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of June 11, 2010, 71,881,333 shares of common stock, par value $0.00001 per share, were issued and outstanding.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-QSB for the quarter ended August 31, 2009 due to the inadvertent omission of certain accrued liabilities and financing expenses n connection with the issuance of shares of common stock and warrants to purchase common stock, as explained in the Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on April 27, 2010.

For convenience and ease of reference, we are only filing the financial statements of this Quarterly Report. Accordingly, this Amendment No. 1 to such Quarterly Report should be read in conjunction with our Quarterly Report for the quarter ended August 31, 2009 filed with the SEC on October 20, 2009, and with our subsequent filings with the SEC.

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements.

GreenChek Technology Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	August 31,	February, 29
	2009	2009
	(Unaudited)
	(Restated)

ASSETS
Current Assets
Cash	$35	$391
Prepaid expenses	43,783	7,706
Inventory	76,000	-
Total current assets	119,818	8,097
License agreement costs, net of accumulated
amortization and allowance for impairment (Note 3)	-	-
Equipment, net (Note 4)	3,433	-
Total Assets	$123,251	$8,097

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued liabilities	$132,560	$65,780
Due to related parties (Note 5)	489,515	362,585
Amount due to licensor of license agreement, net of unamortizated debt discounts (Note 6)	4,000,000	3,103,806
Total liabilities	4,622,075	3,532,171

Stockholders' Deficiency
Preferred Stock, $0.00001 par value;
authorized 100,000,000 shares, none issued and outstanding	-	-
Common Stock, $0.00001 par value; authorized 100,000,000 shares,
issued 72,181,333 and 64,288,000 shares, respectively	722	643
Additional paid-in capital	517,628	252,157
Treasury Stock, 35,000,000 shares held at August 31, 2009	(100,000)	(100,000)
Deficit accumulated during the development stage	(4,917,174)	(3,676,874)
Total Stockholders' Deficiency	(4,498,824)	(3,524,074)
Total Liabilities and Stockholders' Deficiency	$123,251	$8,097

See notes to financial statements.

GreenChek Technology Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	For the three month period ended August 31, 2009	For the three month period ended August 31, 2008	For the six month period ended August 31, 2009	For the six month period ended August 31, 2008	Period from September 12, 2006 (Date of Inception) To August 31, 2009
	(Restated)		(Restated)		(Restated)

Revenue	$-	$-	$-	$-	$-

Costs and expenses
General and administrative expenses	15,103	20,291	32,182	27,198	58,674
Professional fees	11,610	-	19,396	-	63,427
Management fees	13,698	-	27,438	-	47,490
Travel	1,327	-	3,159	-	7,748
Research and development	10,958	-	32,942	-	122,011
Corporate communications	32,489	-	47,489	-	77,489
Rent	750	-	1,500	-	4,043
Financing fees	180,000	-	180,000	-	180,000
Amortization of license agreement costs	-	20,394	-	20,394	20,394
Provision for impairment of license agreement costs	-	3,081,184	-	3,081,184	3,081,184
Imputed interest expense	36,244	70,794	96,194	70,794	398,422
Interest expense in connection with amendment to	800,000	-	800,000	-	800,000
license agreement
Total costs and expenses	1,102,179	3,192,663	1,240,300	3,199,570	4,860,882
Net Loss From Continuing Operations	(1,102,179)	(3,192,663)	(1,240,300)	(3,199,570)	(4,860,882)

Discontinued operations (Note 9)	-	-	-	-	(56,292)
Net Loss	$(1,102,179)	$(3,192,663)	$(1,240,300)	$(3,199,570)	$(4,917,174)

Net loss per share - basic and diluted
Continuing Operations	$(0.04)	$(0.05)	$(0.04)	$(0.05)
Discontinued Operations	(0.00)	(0.00)	(0.00)	(0.00)
Total	$(0.04)	$(0.05)	$(0.04)	$(0.05)

Weighted Average Shares Outstanding
Basic and Diluted	30,499,000	63,980,000	29,893,000	63,980,000

See notes to financial statements.

GreenChek Technology Inc.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the Period September 12, 2006 (Inception) to August 31, 2009
(Expressed in US Dollars)
(Unaudited)
						Deficit	Total Stockholders' Equity
						Accumulated
	Common Stock, $0.00001 par value		Additional			During the
			Paid-in	Treasury Stock		Development
	Shares	Amount	Capital	Shares	Amount	Stage	(Deficiency)

Common shares sold for cash at $0.00014 per share	35,000,000	$350	$4,650	-	$-	$-	$5,000
Common shares sold for cash at $0.00143 per share,
less offering costs of $12,500	27,090,000	271	25,929	-	-	-	26,200
Donated services and expenses	-	-	4,500	-	-	-	4,500
Net Loss	-	-	-	-	-	(11,777)	(11,777)
Balance - February 28, 2007	62,090,000	621	35,079	-	-	(11,777)	23,923
Common stock sold for cash at 0.00143 per share
less offering costs of $10,000	1,890,000	19	(7,319)	-	-	-	(7,300)
Donated services and expenses	-	-	9,000	-	-	-	9,000
Net Loss	-	-	-	-	-	(37,608)	(37,608)
Balance - February 29, 2008	63,980,000	640	36,760	-	-	(49,385)	(11,985)
Units sold for cash at $0.75 per Unit	308,000	3	230,997	-	-	-	231,000
Finders' fee	-	-	(23,100)	-	-	-	(23,100)
Donated services and expenses	-	-	7,500	-	-	-	7,500
Purchase of treasury stock	-	-	-	(35,000,000)	(100,000)	-	(100,000)
Net Loss	-	-	-	-	-	(3,627,489)	(3,627,489)
Balance - February 28, 2009	64,288,000	643	252,157	(35,000,000)	(100,000)	(3,676,874)	(3,524,074)
Units sold for cash at $0.75 per Unit	26,667	-	20,000	-	-	-	20,000
Finders' fee	-	-	(2,950)	-	-	-	(2,950)
Net Loss	-	-	-	-	-	(138,121)	(138,121)
Balance - May 31, 2009	64,314,667	643	269,207	(35,000,000)	(100,000)	(3,814,995)	(3,645,145)
Financing fees (Restated)	6,000,000	60	179,940	-	-	-	180,000
Stock-based compensation	1,866,666	19	68,481	-	-	-	68,500
Net loss for the period	-	-	-	-	-	(1,102,179)	(1,102,179)
Balance – August 31, 2009 (Restated)	72,181,333	$722	$517,628	(35,000,000)	$(100,000)	$(4,917,174)	$(4,498,824)

See notes to financial statements.

GreenChek Technology Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	For the six month period ended August 31, 2009	For the six month period ended August 31, 2008	Period from September 12, 2006 (Date of Inception) To August 31, 2009

	(Restated)		(Restated)
Cash Flows from Operating Activities
Net loss	$(1,240,300)	$(3,199,570)	$(4,917,174)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of license agreement costs	-	20,394	20,394
Depreciation of equipment	494	-	494
Provision for impairment of license agreement costs	-	3,081,184	3,081,184
Imputed interest expense	96,194	70,794	398,422
Donated services and expenses	-	4,500	21,000
Impairment of mineral property costs	-	-	3,300
Interest expense in connection with amendment to License Agreement	800,000	-	800,000
Financing fees	180,000	-	180,000
Stock -based compensation	32,489	-	32,489
Changes in operating assets and liabilities:
Inventory	(76,000)	-	(76,000)
Accounts payable and accrued liabilities	66,780	11,751	132,560
Due to related party	76,000	-	76,000
Prepaid expenses	(66)	-	(7,772)
Net cash used in operating activities	(64,409)	(10,947)	(255,103)

Cash Flows from Investing Activities
Mineral property acquisition costs	-	-	(3,300)
Purchase of equipment	(3,927)	-	(3,927)
Net cash used in investing activities	(3,927)	-	(7,227)

Cash Flows from Financing Activities
Proceeds from sales of common stock	17,050	-	271,350
Purchase of treasuary stock	-	-	(100,000)
Offering costs incurred	-	-	(22,500)
Due to related parties	50,930	10,317	113,515
Net cash provided by financing activities	67,980	10,317	262,365

Increase (decrease) in cash	(356)	(630)	35

Cash - beginning of period	391	688	-

Cash - end of period	$35	$58	$35

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash investing activity:
Acquisition of license agreement in exchange for debt due seller, less imputed interest	$-	$3,101,578	$3,101,578
Non-cash financing activity:
Repayment of amount due licensor of license agreement
in exchange for increase in due to related party	$-	$-	$300,000

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2009, the Company has accumulated losses of $4,917,174 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2. Interim Financial Information

The unaudited financial statements as of August 31, 2009 and for the six months ended August 31, 2009 and 2008 and for the period September 12, 2006 (inception) to August 31, 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of August 31, 2009 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the six month period ended August 31, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending February 28, 2010. The balance sheet at February 29, 2009 has been derived from the audited financial statements at that date.

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

In consideration for deferring the license payments the Company must make the following additional payments in cash or in shares issuable at a 15% discount from market price:

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

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2009
(Unaudited)

Note 6. Amount due to Licensor of License Agreement

     Amount due to licensor of license agreement, net, at August 31, 2009, consists of:

Amount due December 31, 2009	$1,000,000
Amount due March 31, 2010	1,000,000
Amount due August 31, 2010	1,200,000
Amounts due under Amendment to License Agreement dated July 10, 2009:
Amount due August 31, 2009	500,000
Amount due August 10, 2009	300,000
Total	$4,000,000

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

d)
On July 30, 2009, the Company issued 1,866,666 restricted shares of common stock with a fair value of $68,500 to DC Consulting LLC (DC Consulting) pursuant to the consulting agreements described in Note 10 (b) and 10 (c).

e)
On August 25, 2009, the Company issued 3,000,000 restricted shares of the Company’s common stock with a fair value of $90,000 to Gold Spread Trading Ltd. pursuant to the loan initiation agreement described in Note 10 (e).

f)
On August 27, 2009, the Company issued 3,000,000 restricted shares of the Company’s common stock with a fair value of $90,000 to Bodie Investment Group pursuant to the common stock purchase agreement described in Note 10 (f).

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

The results of discontinued operations are summarized as follows:

			Period from
	For the six month period Ended	For the six month period Ended	September 12, 2006 (Date of Inception) to
	August 31,	August 31,	August 31,
	2009	2008	2009
Revenues	$–	$–	$–
Cost and expenses
General and administrative expenses	–	–	15,636
Professional fees	–	–	30,686
Rent	–	–	5,250
Research and development	–	–	353
Impairment of mineral property costs	–	–	3,300
Mineral property exploration and carrying costs	–	–	1,067
Total costs and expenses	–	–	56,292
Net Loss	$–	$–	$(56,292)

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

b)
On August 14, 2008, the Company entered into a Consulting Agreement with an investor relations firm. Under the Consulting Agreement, the investor relations firm is to be paid $5,000 per month for a term of 12 months. The agreement expired in July 2009.

c)
On July 22, 2009, the Company entered into an agreement with DC Consulting LLC (DC Consulting) for consulting services for a period of one year in consideration for the issue of 500,000 restricted shares of the Company’s common stock.  The Company has the option to repurchase the shares issued to DC Consulting at a price per share equal to the closing price of the Company’s common stock on the day the shares are issued. The Company issued 500,000 restricted shares of common stock with a fair value of $15,000 on July 30, 2009 and at August 31, 2009 $12,500 was included in prepaid expenses.

d)	On July 22, 2009, the Company entered into an agreement with DC Consulting for investor relation services for an initial period of 90 days in consideration for the following:

i)
A monthly retainer fee of $9,500 in cash or quarterly retainer fee of $25,000 payable in cash or stock with the first payment due upon the execution of the contract.  The Company issued 416,666 restricted shares of common stock with a fair value of $25,000 on July 30, 2009 (which is being expensed over the three month term of the agreement) and at August 31, 2009 $14,011 was included in prepaid expenses.

ii)
950,000 restricted shares of the Company’s common stock due within 30 days of the execution of the contract.  The Company issued 950,000 restricted shares of common stock with a fair value of $28,500 on July 30, 2009 (which is being expensed over the three month term of the agreement) and at August 31, 2009 $9,500 was included in prepaid expenses.

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

e)
On August 19, 2009, the Company entered into a Loan Initiation Agreement with Gold Spread Trading Ltd. (“Gold Spread”).  Pursuant to the agreement, the Company may borrow up to $100,000 from Gold Spread until November 27, 2010.  As a one-time loan initiation fee the Company issued 3,000,000 restricted shares of the Company’s common stock with a fair value of $90,000 to Gold Spread and recorded financing fees of $90,000 upon execution of the contract.  Refer to Note 7 (e).

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2009
(Unaudited)

Note 10. Commitments and Contingencies (continued)

f)
On August 27, 2009, the Company entered into a Common Stock Purchase Agreement, a Registration Rights Agreement, a Warrant Purchase Agreement, a Subscription Agreement and a Convertible Note Agreement (collectively the “Agreements”) with Bodie Investment Group Inc. (“Bodie”). Pursuant to the agreements, subject to volume limitations, the Company has the right to sell Bodie over a two year period up to $6,000,000 of the Company’s common stock at a price per share equal to 90% of the average of the three lowest closing bids during the twenty days prior to the put date.  The Company also has the right to sell $100,000 of convertible notes to Bodie.  The closing date of the agreement is the date Bodie advances the $100,000 to the Company.  In consideration for entering into the agreement, the Company issued to Bodie 3,000,000 restricted shares of the Company’s common stock with a fair value of $90,000.   The Company is also to issue on or before the closing date, Class A warrants to purchase 3,000,000 shares of the Company’s common stock at an exercise price of $0.0001 for five years after issuance and Class B Warrants to purchase 6,000,000 shares of common stock at an exercise price of $0.01 for five years after issuance.  Prior to Bodie’s obligation to purchase any shares, the shares are to be registered in an effective registration statement filed with the SEC.  Refer to Note 7 (f).

Note 11. Restatement

During the three months ended August 31, 2009, the Company entered into the two agreements described in Notes 10 (e) and (f).  Pursuant to these agreements the Company issued 3,000,000 of the Company’s restricted common shares on August 25, 2009 and 3,000,000 of the Company’s restricted common shares on August 27, 2009, as consideration for entering into the agreements.

In connection with preparing the financial statements for the fiscal year ended February 28, 2010, management of the Company became aware that these issuances of securities during the 2010 fiscal year were not recorded in the previously released unaudited interim financial statements of the Company.   As a result, the Company is restating the August 31, 2009 interim financial statements filed on Form 10-Q.  The effect of the restatement is to recognize the issuance of common stock at a fair value of $180,000 as a financing expense.

The following tables illustrate the effects of the restatement on the August 31, 2009 financial statements:

Balance Sheet
	August 31, 2009
	As Reported	Current Year Adjustments	As Restated

Stockholders’ deficiency
Common Stock	662	60	722
Additional Paid-In Capital	337,688	179,940	517,628
Treasury Stock	(100,000)	-	(100,000)
Deficit accumulated during the development stage	(4,737,174)	(180,000)	(4,917,174)
Total Stockholders’ Deficiency	(4,498,824)	-	(4,498,824)

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2009
(Unaudited)

Note 11. Restatement (continued)

Statement of Operations
	Six months ended August 31, 2009

	As Reported	Current Year Adjustments	As Restated

Costs and expenses
Financing fees	$-	$180,000	$180,000

Net Loss	$(1,060,300)	$(180,000)	$(1,240,300)

Net loss per share – basic and diluted	$(0.04)	$-	$(0.04)

Weighted average common shares outstanding:
Basic and diluted	29,631,000	262,000	29,893,000

Statement of Operations
	Three months ended August 31, 2009

	As Reported	Current Year Adjustments	As Restated

Costs and expenses
Financing fees	$-	$180,000	$180,000

Net Loss	$(922,179)	$(180,000)	$(1,102,179)

Net loss per share – basic and diluted	$(0.03)	$(0.01)	$(0.04)

Weighted average common shares outstanding:
Basic and diluted	29,971,100	527,900	30,499,000

Statements of Cash Flows
	Six months ended August 31, 2009

	As Reported	Current Year Adjustments	As Restated

Cash Flows from Operating Activities
Net loss	$(1,060,300)	$(180,000)	$(1,240,300)

Financing fees	–	180,000	180,000
Net cash used in operating activities	$(64,409)	$–	$(64,409)

Note 12. Subsequent Event

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

Item 6. Exhibits.

Exhibit Number	Description	Where Found
31.1	Rule 13a-14(a)/15d14(a) Certifications of Chief Executive and Financial Officer	Attached Hereto
32.1	Section 1350 Certifications	Attached Hereto

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENCHEK TECHNOLOGY INC.

Dated: June 11, 2010	By:	/s/ Lincoln Parke
Name: Lincoln Parke
Title: President and Treasurer
(Principal Executive, Financial and Accounting Officer)