Form 10-Q/A
period 2009-11-30
GreenChek Technology Inc.
filed 2010-06-14
CIK 1401671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended November 30, 2009

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-QSB for the quarter ended November 30, 2009 due to the inadvertent omission of certain accrued liabilities and financing expenses n connection with the issuance of shares of common stock and warrants to purchase common stock, as explained in the Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on April 27, 2010.

For convenience and ease of reference, we are only filing the financial statements of this Quarterly Report. Accordingly, this Amendment No. 1 to such Quarterly Report should be read in conjunction with our Quarterly Report for the quarter ended November 30, 2009 filed with the SEC on January 19, 2010, and with our subsequent filings with the SEC.

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements.

GreenChek Technology Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	November 30,	February 29,
	2009	2009
	(Unaudited)
	(Restated)

ASSETS
Current Assets
Cash	$5,503	$391
Prepaid expenses	17,338	7,706
Inventory	85,230	-
Total current assets	108,071	8,097
License agreement costs, net of accumulated
amortization and allowance for impairment (Note 3)	-	-
Equipment, net (Note 4)	3,176	-
Total Assets	$111,247	$8,097

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued liabilities	$36,918	$65,780
Loan payable	36,470	-
Derivative liability (Note 6)	243,566	-
Due to related parties (Note 6)	315,075	362,585
Amount due to licensor of license agreement, net of unamortizated debt discounts (Note 7)	4,000,000	3,103,806
Total Liabilities	4,632,029	3,532,171

Stockholders' Deficiency
Preferred Stock, $0.00001 par value;
authorized 100,000,000 shares, none issued and outstanding	-	-
Common Stock, $0.00001 par value; authorized 100,000,000 shares,
issued 74,181,333 and 64,288,000 shares, respectively	742	643
Additional paid-in capital	586,039	252,157
Treasury Stock, 35,000,000 shares held at November 30, 2009 and February 28, 2009	(100,000)	(100,000)
Deficit accumulated during the development stage	(5,007,563)	(3,676,874)
Total Stockholders' Deficiency	(4,520,782)	(3,524,074)
Total Liabilities and Stockholders' Deficiency	$111,247	$8,097

See notes to financial statements.

GreenChek Technology Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	For the three months ended November 30, 2009	For the three months ended November 30, 2008	For the nine months ended November 30, 2009	For the nine months ended November 30, 2008	Period from September 12, 2006 (Inception) To November 30, 2009
	(Restated)		(Restated)		(Restated)

Revenue	$-	$-	$-	$-	$-

Costs and expenses
General and administrative expenses	147,255	127,012	278,419	147,303	406,126
Research and development	-	-	32,942	-	122,011
Amortization of license agreement costs	-	-	-	20,394	20,394
Provision for impairment of license agreement costs	-	-	-	3,081,184	3,081,184
Total costs and expenses	147,255	127,012	311,361	3,248,881	3,629,715
Loss From Operations	(147,255)	(127,012)	(311,361)	(3,248,881)	(3,629,715)
Imputed interest expense	-	(128,903)	(96,194)	(199,697)	(398,422)
Interest expense on loans	(2,411)	-	(2,411)	-	(2,411)
Interest expense in connection with amendment
to License Agreement	-	-	(800,000)	-	(800,000)
Financing fees	-	-	(180,000)	-	(180,000)
Gains on forgiveness of liabilities	64,366	-	64,366	-	64,366
Loss on change in fair value of conversion feature	(5,089)	-	(5,089)	-	(5,089)
Loss from continuing operations	(90,389)	(255,915)	(1,330,689)	(3,448,578)	(4,951,271)
Discontinued operations (Note 10)	-	-	-	(6,907)	(56,292)
Net Loss	$(90,389)	$(255,915)	$(1,330,689)	$(3,455,485)	$(5,007,563)

Net loss per share - basic and diluted
Continuing Operations	$(0.00)	$(0.01)	$(0.04)	$(0.06)
Discontinued Operations	(0.00)	(0.00)	(0.00)	(0.00)
Total	$(0.00)	$(0.01)	$(0.04)	$(0.06)

Weighted Average Shares Outstanding
Basic and Diluted	39,181,000	48,595,000	32,971,000	58,908,000

See notes to financial statements.

GreenChek Technology Inc.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the Period September 12, 2006 (Inception) to November 30, 2009
(Expressed in US Dollars)
(Unaudited)
						Deficit	Total Stockholders' Equity
						Accumulated
	Common Stock, $0.00001 par value		Additional			During the
			Paid-in	Treasury Stock		Development
	Shares	Amount	Capital	Shares	Amount	Stage	(Deficiency)

Common shares sold for cash at $0.00014 per share	35,000,000	$350	$4,650	-	$-	$-	$5,000
Common shares sold for cash at $0.00143 per share,
less offering costs of $12,500	27,090,000	271	25,929	-	-	-	26,200
Donated services and expenses	-	-	4,500	-	-	-	4,500
Net Loss	-	-	-	-	-	(11,777)	(11,777)
Balance - February 28, 2007	62,090,000	621	35,079	-	-	(11,777)	23,923
Common stock sold for cash at 0.00143 per share
less offering costs of $10,000	1,890,000	19	(7,319)	-	-	-	(7,300)
Donated services and expenses	-	-	9,000	-	-	-	9,000
Net Loss	-	-	-	-	-	(37,608)	(37,608)
Balance - February 29, 2008	63,980,000	640	36,760	-	-	(49,385)	(11,985)
Units sold for cash at $0.75 per Unit	308,000	3	230,997	-	-	-	231,000
Finders' fee	-	-	(23,100)	-	-	-	(23,100)
Donated services and expenses	-	-	7,500	-	-	-	7,500
Purchase of treasury stock	-	-	-	(35,000,000)	(100,000)	-	(100,000)
Net Loss	-	-	-	-	-	(3,627,489)	(3,627,489)
Balance - February 28, 2009	64,288,000	643	252,157	(35,000,000)	(100,000)	(3,676,874)	(3,524,074)
Units sold for cash at $0.75 per Unit	26,667	-	20,000	-	-	-	20,000
Finders' fee	-	-	(2,950)	-	-	-	(2,950)
Net Loss	-	-	-	-	-	(138,121)	(138,121)
Balance - May 31, 2009	64,314,667	643	269,207	(35,000,000)	(100,000)	(3,814,995)	(3,645,145)
Financing fees (Restated)	6,000,000	60	179,940	-	-	-	180,000
Stock-based compensation	1,866,666	19	68,481	-	-	-	68,500
Net Loss (Restated)	-	-	-	-	-	(1,102,179)	(1,102,179)
Balance – August 31, 2009 (Restated)	72,181,333	$722	$517,628	(35,000,000)	$(100,000)	$(4,917,174)	$(4,498,824)
Stock-based compensation	2,000,000	20	59,980	-	-	-	60,000
Fair value of warrants
authorized in connection with convertible loan payable	-	-	8,431	-	-	-	8,431
Net Loss (Restated)	-	-	-	-	-	(90,389)	(90,389)
Balance – November 30, 2009 (Restated)	74,181,333	$742	$586,039	(35,000,000)	$(100,000)	$(5,007,563)	$(4,520,782)

See notes to financial statements.

GreenChek Technology Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	For the nine months ended November 30, 2009	For the nine months ended November 30, 2008	Period from September 12, 2006 (Date of Inception) To November 30, 2009

	(Restated)		(Restated)
Cash Flows from Operating Activities
Net loss	$(1,330,689)	$(3,455,485)	$(5,007,563)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of license agreement costs	-	20,394	20,394
Depreciation of equipment	751	-	751
Provision for impairment of license agreement costs	-	3,081,184	3,081,184
Imputed interest expense	96,194	199,697	398,422
Non-cash interest expense	2,411	-	2,411
Donated services and expenses	-	6,000	21,000
Impairment of mineral property costs	-	-	3,300
Interest expense in connection with amendment to License Agreement	800,000	-	800,000
Financing fees	180,000	-	180,000
Stock -based compensation	119,750	-	119,750
Gain on re-valuation of derivative liability	5,089	-	5,089
Gains on forgiveness of liabilities	64,366	-	64,366
Changes in operating assets and liabilities:
Inventory	(85,230)	-	(85,230)
Accounts payable and accrued liabilities	(63,229)	15,468	2,551
Due to related party	76,000	-	76,000
Prepaid expenses	(882)	(754)	(8,588)
Net cash used in operating activities	(135,469)	(133,496)	(326,163)

Cash Flows from Investing Activities
Mineral property acquisition costs	-	-	(3,300)
Purchase of equipment	(3,927)	-	(3,927)
Net cash used in investing activities	(3,927)	-	(7,227)

Cash Flows from Financing Activities
Proceeds from sales of common stock	17,050	189,900	271,350
Purchase of treasuary stock	-	(100,000)	(100,000)
Offering costs incurred	-	-	(22,500)
Due to related parties	83,827	44,001	146,412
Proceeds from loans payable	43,631	-	43,631
Net cash provided by financing activities	144,508	133,901	338,893

Increase in cash	5,112	405	5,503

Cash - beginning of period	391	688	-

Cash - end of period	$5,503	$1,093	$5,503

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash investing activity:
Acquisition of license agreement in exchange for debt due seller, less imputed interest	$-	$3,101,578	$3,101,578
Non-cash financing activity:
Repayment of amount due licensor of license agreement
in exchange for increase in due to related party	$-	$300,000	$300,000

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2009, the Company has accumulated losses of $5,007,563 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2009
(Unaudited)
Note 6.   Due to Related Parties (continued)

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

Note 8.   Common Stock (continued)

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

e)
On August 25, 2009, the Company issued 3,000,000 restricted shares of the Company’s common stock with a fair value of $90,000 to Gold Spread Trading Ltd. pursuant to the loan initiation agreement described in Note 11 (d).

f)
On August 27, 2009, the Company issued 3,000,000 restricted shares of the Company’s common stock with a fair value of $90,000 to Bodie Investment Group pursuant to the common stock purchase agreement described in Note 11 (e).

g)
On September 1, 2009, the Company issued 2,000,000 restricted shares of the Company’s common stock with a fair value of $60,000 to Global Eye Professional Advisors Ltd. pursuant to the consulting agreement described in Note 11 (f).

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

Note 10.Discontinued Operations

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

The results of discontinued operations are summarized as follows:

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

d)
On August 19, 2009, the Company entered into a Loan Initiation Agreement with Gold Spread Trading Ltd. (“Gold Spread”).  Pursuant to the agreement, the Company may borrow up to $100,000 from Gold Spread until November 27, 2010.  As a one-time loan initiation fee the Company issued 3,000,000 restricted shares of the Company’s common stock with a fair value of $90,000 to Gold Spread and recorded financing fees of $90,000 upon execution of the contract.  Refer to Note 8 (e).

e)
On August 27, 2009, the Company entered into a Common Stock Purchase Agreement, a Registration Rights Agreement, a Warrant Purchase Agreement, a Subscription Agreement and a Convertible Note Agreement (collectively the “Agreements”) with Bodie Investment Group Inc. (“Bodie”). Pursuant to the agreements, subject to volume limitations, the Company has the right to sell Bodie over a two year period up to $6,000,000 of the Company’s common stock at a price per share equal to 90% of the average of the three lowest closing bids during the twenty days prior to the put date.  The Company also has the right to sell $100,000 of convertible notes to Bodie.  The closing date for the agreement Is the date Bodie advances $100,000 to the Company.  In consideration for entering into the agreement the Company issued to Bodie 3,000,000 restricted shares of the Company’s common stock with a fair value of $90,000.  The Company is also to issue on or before the closing date, Class A warrants to purchase 3,000,000 shares of the Company’s common stock at an exercise price of $0.0001 for five years after issuance and Class B warrants to purchase 6,000,000 shares of common stock at an exercise price of $0.01 for five years after issuance.  Prior to Bodie’s obligation to purchase any shares, the shares are to be registered in an effective registration statement filed with the SEC.  Refer to Note 8 (f).

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2009
(Unaudited)

Note 11.  Commitments and Contingencies (continued)

f)
On September 1, 2009, the Company entered into a consulting agreement with Global Eye Professional Advisors Ltd. (“Global Eye”) for a period of twelve months expiring on August 31, 2010.  Pursuant to the terms of the agreement Global Eye will continue to provide consulting services to facilitate long range strategic planning, and to advise the Company in business and/or financial matters.  In consideration for services performed to date and for entering into the agreement the Company issued Global Eye 2,000,000 restricted shares of the Company’s common stock with a fair value of $60,000 on the closing date.  Refer to Note 8 (g).

g)	On October 14, 2009, the Company entered into a Lease Agreement for space in Ontario Canada. The lease commenced on November 1, 2009 for a term of three years ending on October 31, 2012.

The lease provides for monthly rentals ranging from 4,414 Canadian dollars (approximately $4,182 translated at the November 30, 2009 exchange rate) to 4,743 Canadian dollars (approximately $4,494 translated at the November 30, 2009 exchange rate). Future non-cancellable lease payments at November 30, 2009 are:

Year Ending February 28	Amount
2010	$12,546
2011	50,796
2012	52,657
2013	35,942
Total	$151,941

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2009
(Unaudited)

Note 12. Restatement

During the nine months ended November 30, 2009, the Company entered into the three agreements described in Notes 11 (d), (e), and (f).  As consideration for entering into these agreements, the Company issued a total of 8,000,000 restricted common shares of the Company as follows: 3,000,000 on August 25; 3,000,000 on August 27; and 2,000,000 on September 1, 2009.

In connection with preparing the financial statements for the fiscal year ended February 28, 2010, management of the Company became aware that these issuances of securities during the 2010 fiscal year were not recorded in the previously released unaudited interim financial statements of the Company.  As a result, the Company is restating the November 30, 2009 interim financial statements filed on Form 10-Q.  The effect of the restatement is to recognize the issuance of common stock at a fair value of $180,000 as a financing expense and the issuance of common stock with a fair value of $60,000 as a consulting expense.

The following tables illustrate the effects of the restatement on the November 30, 2009 financial statements:

Balance Sheet
	November 30, 2009
	As Reported	Current Year Adjustments	As Restated

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Stockholders’ deficiency
Common Stock	662	80	742
Additional Paid-In Capital	346,119	239,920	586,039
Treasury Stock	(100,000)	-	(100,000)
Deficit accumulated during the development stage	(4,767,563)	(240,000)	(5,007,563)
Total Stockholders’ Deficiency	(4,520,782)	-	(4,520,782)

Statement of Operations
	Nine months ended November 30, 2009

		Current Year
	As Reported	Adjustments	As Restated

Costs and expenses
General and administrative expenses	$218,419	$60,000	$278,419
Financing fees	-	180,000	180,000

Net Loss	$(1,090,689)	$(240,000)	$(1,330,689)

Net loss per share – basic and diluted	$(0.04)	$-	$(0.04)

Weighted average common shares outstanding:
Basic and diluted	30,146,000	2,825,000	32,971,000

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2009
(Unaudited)

Note 12. Restatement (continued)

Statement of Operations
	Three months ended November 30, 2009

		Current Year
	As Reported	Adjustments	As Restated

Costs and expenses
General and administrative expenses	$87,255	$60,000	$147,255

Net Loss	$(30,389)	$(60,000)	$(90,389)

Net loss per share – basic and diluted	$(0.00)	$-	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	31,181,000	8,000,000	39,181,000

Statement of Cash Flows
	Nine months ended November 30, 2009

		Current Year
	As Reported	Adjustments	As Restated

Cash Flows from Operating Activities
Net loss	$(1,090,689)	$(240,000)	$(1,330,689)

Stock-based compensation	59,750	60,000	119,750
Financing fee	–	180,000	180,000
Net cash used in operating activities	$(135,469)	$–	$(135,469)

Note 13. Subsequent Events

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

Note 13. Subsequent Events (continued)

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