Form 10-K
period 2010-02-28
GreenChek Technology Inc.
filed 2010-06-15
CIK 1401671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED FEBRUARY 28, 2010

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
Yes ☐ No ☒

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☐    NO ☒ 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of August 31, 2009: $1,989,201.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of June 14, 2010: 71,881,333

Documents incorporated by reference: None.

i

PART I.

Item 1.                      Business.

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” the “Registrant,” “we,” “our” or “us” refer to GreenChek Technology Inc., unless the context otherwise indicates.

Forward-Looking Statements

This Report contains forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under “Liquidity and Capital Resources”. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

History

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

In 2008, we obtained a license of a technology that limits emissions emanating from an Internal Combustion Engine - the Onboard Hydrogen Generating technology permits any internal combustion engine, independent of fuel source (gasoline, diesel, ethanol, propane, and natural gas), to operate with reduced emissions. We are currently engaged in developing, manufacturing and marketing our Emission Reduction Device (ERD-3.0).

License of Technology

Licensing Agreement:

On July 14, 2008, we entered into a Licensing Agreement with China Bright Technology Development Limited (“China Bright”) and Lincoln Parke, our sole officer and a director, and acquired a Comprehensive License to use certain patent and intellectual rights for the purpose of manufacturing, marketing, and distributing products designed to reduce gas emissions by motor vehicles.  The territory covered by the license is the European Union and the United States of America. The term of the license is 20 years. In the event of failure by the Company to fulfill any of its obligations under the Agreement, the license may be terminated by China Bright with 120 days notice. The price for the license was $3,500,000, payable as follows: $300,000 on August 13, 2008; $1,000,000 by December 31, 2008; $1,000,000 by March 31, 2009; and, $1,200,000 by August 31, 2009.

On July 10, 2009, we amended the license agreement with China Bright. The license agreement was amended to extend payment as follows: payment of $1,000,000 due on December 31, 2008 was extended to December 31, 2009; payment of $1,000,000 due on March 31, 2009 was extended to March 31, 2010; and payment of $1,200,000 due on August 31, 2009 was extended to August 31, 2010.

Provided that the $1,200,000 payment is made, the Company is to issue to Mr. Parke an amount equal to the value of 60% of the Company’s issued and outstanding common shares. We must also use our best efforts to provide $3,500,000 of funding for business development payable on the same schedule as the license fee payments noted above.

In consideration for deferring the license payments, the Company must make the following additional payments in cash or in shares issuable at a 15% discount from market price:

1.	$500,000 payable 30 days after signing the amended agreement; and

2.	$300,000 payable on August 31, 2010 or as soon thereafter as stock exchange acceptance is received.

On December 31, 2009, the Company entered into amendment no. 2 to the license agreement with the Licensor and Mr. Parke.  Pursuant to this amendment, the $1,000,000 due December 31, 2009 and the $500,000 due August 9, 2009 was amended so that a total of $550,000 was due January 14, 2010. The remaining $950,000 of the $1,500,000 aggregate principal amount was to be forgiven by China Bright. If the Company failed to make the $550,000 payment by January 14, 2010, China Bright had the right to immediately terminate the license agreement.

On January 14, 2010, the Company paid China Bright an amount of 4,265,420 Hong Kong dollars (equivalent to $550,000) via three third party lenders. In return, a $550,000 convertible note was issued in connection with the lenders’ payment to the Licensor on January 14, 2010 in satisfaction of the Company’s obligation to licensor under amendment no. 2 to the License Agreement. Interest is at 5% payable quarterly and due June 30, 2011. In the event of default, the interest rate increases to 8% per annum.  The loan is convertible at a price of $0.02 per share in minimum increments of 50,000 shares.

On June 2, 2010, the Company issued a total of 7,500,000 restricted shares of common stock to the three holders of the $550,000 convertible note in satisfaction of a total of $300,000 of the note payable, representing a conversion price of $0.04 on the conversion date. On March 15, 2010, the Company and the three holders of the $550,000 convertible note agreed to amend the conversion price from $0.02 per share to a conversion price equal to the closing bid price on conversion notice date and in increments of 25,000 shares.

Our Business

The Product:

We have developed a proprietary process of hydrogen generation using environmentally safe materials and techniques that can take place onboard a vehicle. Management believes that the addition of this onboard hydrogen generating technology eliminates the need for hydrogen storage on the vehicle, potentially making the vehicle lighter and safer, and reducing its reliance on an infrastructure to provide hydrogen.

The device we are developing, manufacturing and marketing, pursuant to our licensing agreement, is the Emission Reduction Device 3.0 (“ERD-3.0”). The ERD-3.0 is designed for installation on all vehicles with an internal combustion engine (“ICE”). The compact, self-contained ERD-3.0 includes a proprietary modular multiple cell Electrolyser (creates electrolysis) Unit for an internal combustion engine that can be retrofitted to any type of ICE to enhance the combustion process, independent of the fuel used (gasoline, diesel, ethanol or propane/natural gas).

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

The ERD 3.0 is engineered to operate in a modular format for greater efficiency. The ability to link units together contribute to our ability to service larger engines, obtain further fuel cost savings and greater emission reduction, at the same time maintaining durability and overall quality.  Our ERD-3.0 system offers a programmable controller with fault detection and provides extensive diagnostics, which allows the user to remotely monitor and measure performance of the ERD-3.0.  The product has a two year warranty.

The mobile space we are focused on includes any transportation vehicle that utilizes an internal combustion engine, regardless of fuel source. Heavy emission emitters - trucks, ships and railway lines are being heavily penalized per government regulations and requirements by not meeting emission targets. Our ERD-3.0 has been proven reliable for a test period exceeding two years. These tests have demonstrated in proven third party results that our technology lowers emissions by a minimum of 8%, reduces fuel consumption, increases horsepower, improves engine life, reduces maintenance costs, and requires minimal driver maintenance and intervention.

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

Manufacturing:

Our ERD-3.0 is assembled by Tianjin Shenma Science and Technology Development Company Ltd. (“Tianjin”) located in Tianjin, China pursuant to a verbal agreement. Tianjin obtains the parts required to manufacture our ERD-3.0 from various parts manufacturers throughout China, however, Tianjin is not dependent on a particular vendor, as the parts are generic and available from multiple parts supply sources. Our manufacturing operations are not dependent on us sourcing high quality electronic and mechanical components from reliable and timely suppliers. We design our product so as not to be dependent on the continuing availability of specialty parts or processes.

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

The majority of the ERD-3.0 is assembled in China and completed at our warehouse facility in Ontario, Canada before being shipped to customers. We aim to design and manufacture our product to perform reliably for the life of the product and system into which they are integrated. We seek to achieve high reliability through the application of proprietary technologies and rigorously controlled design, development, manufacturing and test processes.

Planning and Implementation:

Our main focus is on the commercial sale of our ERD-3.0 units and further developing our technology for use as an onboard power source for ICEs.

The following activities are planned for the next six months based on adequate financing:

1.	Complete third party testing in England and France and commencement of commercial sales of ERD units throughout Europe in the second quarter 2010.

2.	Commence ERD-3.0 testing in California and various other states with alternative energy technology incentives in the third quarter 2010.

3.	Secure agreements to distribute our ERD-3.0 in China in the fourth quarter 2010.

GreenChek’s primary market for the ERD-3.0 is on those who want to reduce their cost of fuel, as well as GHGs and particulate matter.  Our strategy is to provide a product that achieves these goals and provides a return on purchaser’s investment.

Marketing and Distribution:

Europe

We have secured a distribution partner in Europe, namely Technical Environment Solutions Ltd. (“TESEL”), a large, European-based sale and distribution company, with extensive worldwide experience in environmental technologies and their applications.  TESEL specializes in emissions reduction technologies and will assist GreenChek to achieve the commercialization of the ERD-3.0 in Europe. Through our relationship with TESEL, we have begun discussions with some of the world’s largest transportation companies as well as German, Irish and Slovakian companies to distribute and sell our ERD-3.0 units. We anticipate commencing our product sales in Europe when our pilot projects complete in the next fiscal year.

Pursuant to the Distribution Agreement, TESEL is the exclusive agent to market, sell and distribute our products in Europe and has the right to 7% of the emissions reductions and removals or carbon credits. The agreement terminates only if either party is in material default of the terms of the agreement, a bankruptcy situation or if TESEL distributes another competitive electrolyzer in the market, then TESEL must pay us 500,000 Euros.

North America

In December 2009, we entered into a twelve (12) month contract with a private Arizona company that has extensive knowledge and experience in the regulatory environment of the United States and, in particular, regarding rules and regulations of certifying and/ verifying emissions reduction technologies through various United States governmental agencies. Under the terms of this contract, GreenChek will be actively assisted through the verification process for its ERD technology in the State of California and various other states with alternative energy technology incentives.  Furthermore, we will be implementing a long term marketing and sales strategy that is aimed at achieving commercialization of the ERD technology in Mexico, Central America and South America. In consideration, we issued 200,000 shares of common stock to the consultant and agreed to agree on certain milestones for additional option shares.

China
We are actively in discussions with various Chinese companies to market and distribute our ERD-3.0.  GreenChek is continuing to identify, qualify and establish direct dealers, distributor arrangements and agents to market our product.

Dependence on major customers:

We derive revenue from the sale of our ERD-3.0 mainly to transportation companies throughout Europe. We rely solely on our distributor, who is responsible for arranging the introduction of potential customers to us. Based on our distribution agreement, the distributor agrees that it will not distribute any other competitive products within North America and the European Union during the term of the contract and for 365 days beyond termination. Additionally, subject to the terms of the distribution agreement, we are not allowed to grant to any other company or person the right to market, distribute and/or sell our product within the agreed market areas. We are heavily dependent on our one (1) distributor for customers.

Competition:

We compete against existing and emerging technologies in our targeted markets for mobile and stationary applications. We compete primarily on the basis of safety, reliability, efficiency, cost and environmental considerations.  Currently, there are many competitors we are globally competing with however the quality of their product is unknown to us.

We also compete against companies which manufacture and sell PEM fuel cells. A PEM fuel cell is a device that produces electricity through an electrochemical reaction in which hydrogen and oxygen are combined to generate electricity, with usable heat and water as the principal by-products. An example of a PEM fuel cell company would be Ballard Power Systems Inc.  A number of major manufacturing and automotive companies also have in-house PEM fuel cell development efforts. Many corporations are engaged in the area of alternative power generation in the United States, Canada and abroad, including, among others, major electric, oil, chemical, natural gas and specialized electronic firms, as well as universities, research institutions and foreign government-sponsored corporations. Many of these companies have substantially greater financial, research and development, manufacturing and marketing resources than we do.

We also compete with corporations that are building other types of fuel cells. These include phosphoric acid fuel cells, molten carbonate fuel cells, solid oxide fuel cells and alkaline fuel cells are generally thought to have viable commercial potential. These fuel cells can be differentiated in regard to cell materials and temperature while operating. While all fuel cell types have probable environmental and efficiency advantages over traditional power sources, we believe that our ERD-3.0 is ready for immediate commercialization in mobile transportation sector, does not require hydrogen storage, and can be manufactured less expensively and is more efficient and more practical in mobile and stationary applications than our competition.

Patents and Trademarks

We own no patents or trademarks.

Employees

On November 2009, we had one contracting technician whom we pay (CAD$1,800) one thousand eight hundred dollars per month for thirty (30) hours of work per month. In February 2010, we contracted a second technician for (CAD$3,500) three thousand five hundred dollars per month for approximately eighty (80) hours of work per month and includes travel to and from Europe to service our units there. As we expand our business upon commencement of ERD sales, we anticipate hiring more technicians and installers.

Need for Government Approval of Principal Products

Products in almost all regions and countries have to comply with regulatory requirements and approval procedures.

United States:

The manufacture, distribution and sale of our products are subject to governmental regulations in the United States at the federal, state and local levels. The most extensive regulations are promulgated under the National Traffic and Motor Vehicle Safety Act, which, among other things, empowers the National Highway Traffic Safety Administration (“NHTSA”) to require a manufacturer to remedy certain “defects related to transportation safety” for vehicles that fail to conform to all applicable federal motor vehicle safety standards.

Federal Motor Vehicle Safety Standards are promulgated by the NHTSA. Many of our products will be affected by these standards. Our suppliers engage various testing companies, which also perform testing for NHTSA, to test certain of the components we will use. NHTSA can require automotive manufacturers to recall products that are defective and/or are perceived to be dangerous. None of the parts currently expected to be used in our product have been subject to recall, but there is no guarantee that parts will not be subject to recall in the future.

European Union:

Approvals for components or systems are done either on the basis of EEC directives or on the basis of ECE regulations. The manufacturer at his own risk ascertains the compliance of each single unit of a product with the applicable legal requirements and confirms this by a respective labeling of the product, e.g. a sticker or a label. With this labeling, the requirements for bringing a product into the market are met. In Europe there are 2 different sets of harmonized legal requirements: i) EEC directives of the European Community and; ii) ECE Regulations of the Economic Commission for Europe, a United Nations organization.

Government Regulation – Impact on Business

We may be subject to claims that our products caused or contributed to damage or injury sustained in transportation accidents or may be required to recall products deemed to contain defects related to technical or product safety. We intend to be adequately insured for any claims. However, any such claims may be in excess of our insurance coverage. Material product recall expenses, if any, could adversely affect our financial condition and results of operations.

Promulgation of additional safety standards in the future could require us to incur additional testing and engineering expenses that could adversely affect our results of operations. In the United States, we must obtain emission compliance certification from the Environmental Protection Agency (“EPA”) to introduce vehicles, engines and/or engine conversion kits into commerce in the United States, and from the California Air Resources Board (“CARB”) to introduce vehicles, engines and/or engine conversion kits into commerce in California. Certification requires that each vehicle or engine meet specific component, subsystem and vehicle-level durability, emission, evaporative, and idle tests. Both federal and state authorities have various environmental control standards relating to air, water and noise pollution that affect our business and operations.

Furthermore, we intend to strive to meet stringent industry standards set by various regulatory bodies and industry practices, including the U.S. Department of Transportation and Federal Motor Vehicle Safety Standards Bureau, the National Fire Protection Association, TÜV, the European Integrated Hydrogen Project, Kouatsugasu Hoan Kyokai, Underwriters Laboratories, and the American Gas Association, amongst others. Approvals enhance the acceptability of our products in the domestic and international marketplace. Many foreign countries also accept these agency approvals as satisfying the “approval for sale” requirements in their markets.

International sales, if any, will be subject to foreign tariffs and taxes, and revenues derived from there will be affected by such factors as currency exchange rates, international monetary transfer rules and regulations and other factors for which changes are difficult to predict and which could adversely affect sales or revenue recognition there from. Our products must also comply with government safety standards imposed in other foreign markets.

Research and Development during the Last Two Fiscal Years

During the last two fiscal years, approximately $121,420 has been spent on research and development. Of this amount, $51,660 is included in inventory.  Our distributor has borne an additional $220,000 on research and development. The costs involve trucking vehicles, drivers’ salaries, installers’ salaries, testing equipments, travel expenses, shipping expenses, and monitoring and data collection expenses.

Cost and Effects of Compliance with Environmental Laws

Our products use flammable fuels that are inherently dangerous substances and could subject us to product liabilities. Our financial results could be materially impacted by accidents involving our products, either because we face claims for damages or because of the potential negative impact on demand for hydrogen fuel products.  Commercially produced/sold hydrogen are typically generated from gaseous and liquid fuels such as propane, natural gas or methanol in a process known as reforming. As these fuels may be used in a combustion process, natural gas, propane and other hydrocarbons are flammable fuels that could leak and then combust if ignited by another source.  As a supplier/buyer of products, components and systems to/from these products, we may face an inherent business risk of exposure to product liability claims in the event that their/our products, or the equipment into which their/our products are incorporated, malfunction and result in personal injury or death. We may be named in product liability claims even if there is no evidence that our systems or components caused the accidents. Product liability claims could result in significant losses from expenses incurred in defending claims or the award of damages. Since our products have not yet gained widespread market acceptance, any accidents involving our systems could materially impede acceptance of our products. In addition, although our management believes that the company will at all times be able to maintain liability coverage in an amount adequate to cover these risks, we may be held responsible for damages beyond the scope of our insurance coverage.

Government approval is necessary for aftermarket transportation for the European Union. We must complete third party emissions testing in order to finalize certification. Without certification, we will not be qualified for aftermarket installation in the European Union.

As a company we fully intend on complying with all governmental and environmental regulations regarding the use, storage and safety of our products.  We do not foresee any increase in costs due to compliance with environmental issues as all of the products we have or will purchase will have compliance with all applicable governmental and environmental laws.

Item 1A.        Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B.        Unresolved Staff Comments.

None.

Item 2.            Properties.

We currently lease two office spaces in: a) San Francisco, California, USA, ata monthly rental of $250 USD and; b) Toronto, Ontario, Canada, at a monthly rental of approximately $235 USD. We also have an operating lease which expires on October 31, 2012 with respect to our research, testing and manufacturing warehouse located in Ontario, Canada. The lease provides for a monthly rental of approximately $4,195 USD and the future minimum lease payments are approximately $141,279 at February 28, 2010.

The Company believes that its current office and warehouse spaces will be adequate for the foreseeable future.

Item 3.           Legal Proceedings.

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

Item 4.           Removed and Reserved.

PART II

Item 5.           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Securities.

Our shares are quoted on the Over the Counter Bulletin Board under the symbol “GCHK.” The high and low share prices for the Company’s common stock as reported on Yahoo Finance for each quarterly period since March 1, 2008 are presented below. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

	High		Low
Fourth Quarter 12-01-09 to 2-28-10		$0.07		$0.02
Third Quarter 9-01-09 to 11-30-09		$0.04		$0.02
Second Quarter 6-01-09 to 8-31-09		$0.08		$0.05
First Quarter 3-01-09 to 5-31-09		$0.22		$0.10

Fourth Quarter 12-01-08 to 2-28-09		$0.66		$0.18
Third Quarter 9-01-08 to 11-30-08		$1.18		$0.44
Second Quarter 6-01-08 to 8-31-08		$1.00		$0.45
First Quarter 3-01-08 to 5-31-08	$	n/a	$	n/a

The information above reflects the seven for one stock split effectuated on May 17, 2008.

As of June 14, 2010 there were issued and outstanding 71,881,333 shares of our common stock, which were held by approximately 45 shareholders of record.

We have never declared or paid any cash dividends to shareholders. The declaration of any future cash dividend will be at the discretion of our board of directors and will depend upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Recent Sales of Unregistered Securities

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

On October 21, 2008, we entered into a Return to Treasury Agreement with Pardeep Sarai, former majority stockholder and chief executive officer of the Company (“Sarai”), whereby we agreed to purchase 35,000,000 shares of the Company common stock owned by Sarai for $100,000. Pursuant to this agreement, we paid $75,000 to Sarai on October 21, 2008. The agreement provided that the 35,000,000 shares were to be returned to Sarai if the Company failed to pay the remaining $25,000 to Sarai by March 1, 2009 (which date was extended to June 30, 2009 under an Amendment to Agreement dated May 19, 2009 between the Company and Sarai and further extended under a verbal agreement) or if certain transactions contemplated by the License Agreement did not occur. On May 14, 2010, pursuant to another Amendment to Agreement dated October 21, 2008, the Company issued a $25,000 promissory note to Sarai and agreed to retire the 35,000,000 shares.

On May 8, 2009, pursuant to a Subscription Agreement dated September 17, 2008, we sold 26,667 Units to Noyz Management Corp. at $0.75 per unit for gross proceeds of $20,000. After deducting $2,950 in finder’s fees, the net proceeds to the Company were $17,050. Each Unit consisted of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $0.75 per share to September 17, 2009. The warrants have expired unexercised. The Units were sold to Noyz Management Corp. pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. The transaction took place outside the United States and Noyz Management Corp. is a non-US person.

On July 30, 2009, we issued 1,450,000 restricted shares of common stock to DC Consulting LLC (“DCC”) pursuant to an agreement for consulting services and 416,666 restricted shares of common stock pursuant to an investor relations agreement. Additionally, we are to issue warrants to purchase 750,000 shares of the Company’s common stock at an exercise price of $0.40 per share and a further 750,000 warrants at an exercise price of $1.00 per share. As of the date of this report, the warrants have not been delivered to DCC. On January 31, 2010, we issued 1,250,000 and on April 30, 2010, we issued 625,000 restricted shares of common stock to DCC as payment for quarterly services pursuant to the investor relations agreement. These issuances were made pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act.

On August 19, 2009, we issued a one-time loan initiation fee of 3,000,000 restricted shares of common stock to Gold Spread Trading Ltd. pursuant to a loan initiation agreement, whereby we may borrow up to $100,000 until November 27, 2010.

On August 27, 2009, we issued 3,000,000 restricted shares of common stock to Bodie Investment Group in consideration for entering into a Common Stock Purchase Agreement, a Registration Rights Agreement, a Warrant Purchase Agreement, a Subscription Agreement and a Convertible Note Agreement (collectively the “Agreements”). Pursuant to the agreements, subject to volume limitations, we have the right to sell Bodie over a two year period up to $6,000,000 of our common stock at a price per share equal to 90% of the average of the three lowest closing bids during the twenty days prior to the put date.  We also have the right to sell $100,000 of convertible notes to Bodie.  The closing date of the agreement is the date Bodie advances the $100,000 to us.  We are also to issue on or before the closing date, Class A warrants to purchase 3,000,000 shares of the Company’s common stock at an exercise price of $0.0001 for five years after issuance and Class B Warrants to purchase 6,000,000 shares of common stock at an exercise price of $0.01 for five years after issuance.  Prior to Bodie’s obligation to purchase any shares, the shares are to be registered in an effective registration statement filed with the SEC.

On September 1, 2009, we issued 2,000,000 restricted shares of common stock to Global Eye Professional Advisors Ltd. pursuant to a consulting agreement for a period of twelve months expiring on August 31, 2010.

On February 2, 2010, we issued a former director and officer of the Company 1,000,000 restricted shares of common stock pursuant to a consulting agreement as remuneration for services performed.

On February 24, 2010, we issued 2,000,000 restricted shares of common stock in consideration for maintenance and installation services pursuant to two December 1, 2009 consulting agreements.

On February 8, 2010, we issued 200,000 restricted shares of common stock to a private company pursuant  to a December 8, 2009 Consulting Agreement.

On January 1, 2010, we entered into a loan agreement with Gold Spread for a non interest bearing loan of up to $32,500.  Pursuant to the loan agreement we have, subsequent to the year ended February 28, 2010, issued 1,625,000 restricted common shares in full repayment of the loan.

On February 23, 2010, we issued 10,000,000 restricted common shares to our President and Director upon conversion of a $300,000 loan.

On March 15, 2010, the Company issued a consultant 3,500,000 restricted common shares as a fee upon execution of a business advisory agreement.

On March 15, 2010, 1,625,000 restricted shares were issued as payment in full of a $32,500 loan to Gold Spread, pursuant to the loan agreement signed on January 1, 2010.

On March 30, 2010, 3,000,000 restricted shares were issued to Equiti-Trend Advisors, LLC pursuant to a public relations and communications services agreement.

On May 3, 2010, the Company issued 625,000 restricted shares of common stock to DC Consulting for services rendered for the quarterly period ended April 30, 2009.

On June 2, 2010, the Company issued a total of 7,500,000 restricted shares of common stock to the three holders of the $550,000 convertible note in satisfaction of a total of $300,000 of the note payable, representing a conversion price of $0.04 on the conversion date. On March 15, 2010, the Company and the three holders of the $550,000 convertible note agreed to amend the conversion price from $0.02 per share to a conversion price equal to the closing bid price on conversion notice date and in increments of 25,000 shares.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

On October 21, 2008, we entered into a Return to Treasury Agreement with Pardeep Sarai, former majority stockholder and former chief executive officer of the Company (“Sarai”), whereby we agreed to purchase 35,000,000 shares of the Company common stock owned by Sarai for $100,000. Pursuant to this agreement, we paid $75,000 to Sarai on October 21, 2008. The agreement provided that the 35,000,000 shares were to be returned to Sarai if we failed to pay the remaining $25,000 to Sarai by March 1, 2009 (which date was extended to June 30, 2009 under an Amendment to Agreement dated May 19, 2009 between the Company and Sarai and further extended under a verbal agreement) or if certain transactions) contemplated by the License Agreement did not occur.  Pursuant to an Amendment dated May 14, 2010, Mr. Sarai returned the 35,000,000 shares to the Company in exchange for the issuance by the Company of a $25,000 promissory note. The principal amount of the note, plus interest which accrues at an annual rate of 11%, is due on May 13, 2011.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans.

Item 6.           Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of our plan of operation should be read in conjunction with the financial statements and related notes that appear elsewhere in this prospectus. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors.  All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Going Concern

The Company’s current activities include sales of its products, marketing, capital formation, research and development, and building infrastructure.  The Company incurred a loss of $694,208 for the year ended February 28, 2010 and had an accumulated deficit of $4,371,082 since inception.  The Company’s ability to continue as a going concern is uncertain.  While management of the Company believes that the Company will be successful in its current and planned operating activities, there can be no assurance that the Company will be successful in the achievement of sales of its products that will generate sufficient revenues to earn a profit and sustain the operations of the Company.  The Company also intends to conduct additional capital formation activities through the issuance of its common stock and loans.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has not established sufficient sources of revenues to cover its operating costs and expenses.  As such, it has incurred an operating loss since inception.  Further, as of February 28, 2010 and as of February 28, 2009, the cash resources of the Company were insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Limited Operating History and Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We have just completed our second year of development operations and have just begun to generate revenues from our activities. Subsequent to February 28, 2010, we have sold two units to an Irish transportation company through our distribution partner in Europe. Although we expect to generate more revenues from our business activities, there is no guarantee we will be successful in our business activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in manufacturing our product, and possible cost overruns due to price and cost increases in services.  Because we have no operating history we cannot reliably forecast our future operations.

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

In the short term, we require additional funding for legal and auditing fees, manufacturing costs of our ERD-3.0 and general operating expenses.

To become profitable and competitive, we must sell a sufficient number of ERD-3.0 units to generate revenues and profits.

We have no assurance that financing will be available to us on satisfactory terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our activities.

Results of Operations

Net Loss. We incurred a net loss of $694,208, or $0.02 per share for the year ended February 28, 2010, compared to a net loss of $3,627,489, or $0.07 per share for the year ended February 28, 2009. This was mainly due to a provision for impairment of the China Bright license costs of $3,081,184 for the year end February 28, 2009; for the year ended February 28, 2010, provision for impairment was $-0-. We have incurred losses since inception and had a working capital deficiency of $2,820,064 at February 28, 2010.

Our ability to achieve profitable operations depends on developing revenue through the sale and distribution of our ERD-3.0 product both domestically and abroad. Our expectations are that we will not begin to show profitable operating results before the end of our next fiscal year.

Operating Expenses. We incurred operating expenses of $434,847 for the year ended February 28, 2010, compared to operating expenses of $3,318,354 for the year ended February 28, 2009: the difference was mainly due to a provision for impairment for the China Bright license costs of $3,081,184 in 2009 and $-0- provision for impairment in 2010. Operating expenses for fiscal year ended February 28, 2010 included i) $183,472 in general and administrative expenses; ii) $69,760 in research and development expenses and; iii) $181,615 of consulting fees and services.

Liquidity and Capital Resources

Cash on hand as of June 10, 2010 is $-0-. Net cash used for operating activities was $300,084 for the year ended February 28, 2010 compared to operating activities of $164,272 for the year ended February 28, 2009. We anticipate that overhead costs will increase in the near term as we continue to implement our operating strategy.

Cash flows used by investing in new computers were $3,927 for the year ended February 28, 2010 and $-0- for the year ended February 28, 2009.

Cash flows provided by financing activities accounted for $305,668 for the year ended February 28, 2010 compared to financing activities of $163,975 for the year ended February 28, 2009.  These cash flows were related to the i) proceeds from sale of our common stock, which for the year ending February 28, 2010 was $17,050 and $207,900 for the year ending February 28, 2009;  ii) purchase of treasury stock which was $-0- for year ended February 28, 2010 and $100,000 for year ended February 28, 2009; iii) expenses paid by related parties: $206,118 for February 28, 2010 compared to $56,075 for February 28, 2009 and; iv) proceeds from loans of $82,500 for the year ended February 28, 2010 and $-0- for the comparative period in 2009.

We are currently in discussions with investors to raise the funds. At the present time, we have no commitments for any additional financing, and there can be no assurance that, if needed, additional capital will be available to use on commercially acceptable terms or at all. Our failure to raise capital as needed would significantly restrict our growth and hinder out ability to compete. We may need to curtail expenses, and forgo business opportunities. Additional equity financings are likely to be dilutive to holders of our common stock and debt financing, if available, may involve significant payment obligation and covenants that restrict how we operate our business.

If we are unable to secure funds to finance our operations, we may examine other possibilities, including, but not limited to, mergers or acquisitions.

Management believes the ability of the Company to continue as a going concern, earn revenues and achieve profitability is highly dependent on a number of factors including, but not limited to: our ability to improve and continue to manufacture our product; obtain sufficient financing; market our product; and to secure agreements with distributors to distribute a sufficient quantity of our ERD-3.0 product.  For the next twelve months, our operations are dependent on securing financing of approximately $500,000. For the next year ending February 28, 2011, our goal is to sell a minimum of 500 ERD-3.0 units.  Assuming this sales level is achieved, we expect that we could turn cash flow positive in early 2011.

Subsequent Events

On March 1, 2010, we entered into a consulting agreement. The consultant will provide business consulting services. If the consultant is materially involved in a completed financing transaction with a company introduced by us, the consultant will receive 5% of the total value of the transaction in the same ratio of cash and/or stock as the transaction.  If the company is introduced by the consultant, the consultant will receive 8% of the total value of the transaction in the same ratio of cash and/or stock as the transaction. The agreement is for a term of six months. On March 15, 2010, the Company issued the consultant 3,500,000 restricted common shares as a fee upon execution of the agreement.

On March 15, 2010, 1,625,000 restricted shares were issued as payment in full of the $32,500 loan, to Gold Spread pursuant to the loan agreement signed on January 1, 2010.

On March 30, 2010, 3,000,000 restricted shares were issued to Equiti-Trend Advisors, LLC pursuant to a public relations and communications services agreement.

On May 3, 2010, the Company issued 625,000 restricted shares of common stock to DC Consulting for services rendered for the quarterly period ended April 30, 2009.

On May 14, 2010, the Company issued a $25,000 promissory note (interest at 11% and due May 13, 2011) to Sarai, former president and majority stockholder of the company in exchange for cancellation of 35,000,000 shares of common stock held in treasury.

On June 2, 2010, the Company issued a total of 7,500,000 restricted shares of common stock to the three holders of the $550,000 convertible note in satisfaction of a total of $300,000 of the note payable representing a conversion price of $0.04 on the conversion date. On March 15, 2010, the Company and the three holders of the $550,000 convertible note agreed to amend the conversion price from $0.02 per share to a conversion price equal to the closing bid price on conversion notice date and in increments of 25,000 shares.

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

Recent accounting pronouncements

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place.  The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards.

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard became effective on October 1, 2009. The adoption of this amendment did not have a material effect on the Company’s financial statements.

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date and through the date that the financial statements are issued. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard is effective for interim or annual periods ending after June 15, 2009.  The adoption of ASC 855 did not have a material effect on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Item 7A.        Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

 Item 8.           Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GreenChek Technology Inc.

I have audited the accompanying balance sheets of GreenChek Technology Inc. (the Company), a development stage company, as of February 28, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficiency), and cash flows for the years ended February 28, 2010 and  2009, and for the period September 12, 2006 (date of inception) to February 28, 2010.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GreenChek Technology Inc., a development stage company, as of February 28, 2010 and 2009, and the results of its operations and its cash flows for the years ended February 28, 2010 and 2009, and for the period September 12, 2006 (date of inception) to February 28, 2010 in conformity with accounting principles generally accepted in the United States.

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

/s/ MICHAEL T. STUDER CPA P.C.
Michael T. Studer CPA P.C.

Freeport, New York
June 14, 2010

GreenChek Technology Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	February 28,	February 28,
	2010	2009

ASSETS
Current Assets
Cash	$2,048	$391
Inventory (Note 3)	51,660	-
Prepaid expenses and other current assets	33,217	7,706
Total current assets	86,925	8,097
License agreement costs, net of accumulated
amortization and allowance for impairment (Note 4)	-	-
Equipment, net (Note 5)	2,938	-
Total Assets	$89,863	$8,097

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued liabilities	$53,796	$65,780
Deferred revenue	5,067	-
Loans payable - current portion(Note 6)	79,423	-
Due to related parties (Note 7)	268,703	362,585
Amount due to licensor of license agreement, net of unamortizated debt discounts (Note 8)	2,500,000	3,103,806
Total Current Liabilities	2,906,989	3,532,171
Loans payable - non-current portion(Note 6)	160,692	-
Total Liabilities	3,067,681	3,532,171

Stockholders' Deficiency
Preferred Stock, $0.00001 par value;
authorized 100,000,000 shares, none issued and outstanding	-	-
Common Stock, $0.00001 par value; authorized 100,000,000 shares,
issued and issuable 88,631,333 and 64,288,000 shares, respectively	886	643
Additional paid-in capital	1,492,378	252,157
Treasury Stock, 35,000,000 shares held at February 28, 2010 and February 28, 2009	(100,000)	(100,000)
Deficit accumulated during the development stage	(4,371,082)	(3,676,874)
Total Stockholders' Deficiency	(2,977,818)	(3,524,074)
Total Liabilities and Stockholders' Deficiency	$89,863	$8,097

See notes to financial statements.

GreenChek Technology Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)

	For the year ended February 28, 2010	For the year ended February 28, 2009	Period from September 12, 2006 (Inception) To February 28, 2010
		(As Reclassified)	(As Reclassified)

Revenue	$-	$-	$-

Costs and expenses
General and administrative expenses	183,472	89,406	272,878
Research and development	69,760	89,069	158,829
Consulting fees and services	181,615	38,301	219,916
Amortization of license agreement costs	-	20,394	20,394
Provision for impairment of license agreement costs	-	3,081,184	3,081,184
Total costs and expenses	434,847	3,318,354	3,753,201
Loss From Operations	(434,847)	(3,318,354)	(3,753,201)
Imputed interest expense on amount due licensor of license agreement	(96,194)	(302,228)	(398,422)
Interest expense on notes and loans payable	(122,474)	-	(122,474)
Interest expense in connection with amendment
to License Agreement (Note 4)	(800,000)	-	(800,000)
Debt financing fees (Notes 9e and 9f)	(180,000)	-	(180,000)
Reduction in amount due licensor of license agreement pursuant to amendment 2 (Note 4)	950,000	-	950,000
Loss on change in fair value of derivative liability (Note 7)	(10,693)	-	(10,693)
Loss from continuing operations	(694,208)	(3,620,582)	(4,314,790)
Discontinued operations (Note 11)	-	(6,907)	(56,292)
Net Loss	$(694,208)	$(3,627,489)	$(4,371,082)

Net loss per share - basic and diluted
Continuing Operations	$(0.02)	$(0.07)	$(0.09)
Discontinued Operations	-	(0.00)	(0.00)
Total	$(0.02)	$(0.07)	$(0.09)

Weighted Average Shares Outstanding
Basic and Diluted	34,810,000	55,124,160	48,567,578

See notes to financial statements.

GreenChek Technology Inc.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the Period September 12, 2006 (Inception) to February 28, 2010
(Expressed in US Dollars)
						Deficit	Total Stockholders' Equity
						Accumulated
	Common Stock, $0.00001 par value		Additional			During the
			Paid-in	Treasury Stock		Development
	Shares	Amount	Capital	Shares	Amount	Stage	(Deficiency)

Common shares sold for cash at $0.00014 per share	35,000,000	$350	$4,650	-	$-	$-	$5,000
Common shares sold for cash at $0.00143 per share,
less offering costs of $12,500	27,090,000	271	25,929	-	-	-	26,200
Donated services and expenses	-	-	4,500	-	-	-	4,500
Net Loss	-	-	-	-	-	(11,777)	(11,777)
Balance - February 28, 2007	62,090,000	621	35,079	-	-	(11,777)	23,923
Common stock sold for cash at 0.00143 per share
less offering costs of $10,000	1,890,000	19	(7,319)	-	-	-	(7,300)
Donated services and expenses	-	-	9,000	-	-	-	9,000
Net Loss	-	-	-	-	-	(37,608)	(37,608)
Balance - February 29, 2008	63,980,000	640	36,760	-	-	(49,385)	(11,985)
Units sold for cash at $0.75 per Unit	308,000	3	230,997	-	-	-	231,000
Finders' fee	-	-	(23,100)	-	-	-	(23,100)
Donated services and expenses	-	-	7,500	-	-	-	7,500
Purchase of treasury stock	-	-	-	(35,000,000)	(100,000)	-	(100,000)
Net Loss	-	-	-	-	-	(3,627,489)	(3,627,489)
Balance - February 28, 2009	64,288,000	643	252,157	(35,000,000)	(100,000)	(3,676,874)	(3,524,074)
Units sold for cash at $0.75 per Unit	26,667	-	20,000	-	-	-	20,000
Finders' fee	-	-	(2,950)	-	-	-	(2,950)
Debt financing fees	6,000,000	60	179,940	-	-	-	180,000
Stock-based compensation	8,316,666	83	221,217	-	-	-	221,300
Fair value of warrants
authorized in connection with $50,000 loan payable	-	-	8,431	-	-	-	8,431
Conversion of $300,000 due to Chief Executive Officer of Company at $0.03 per share	10,000,000	100	399,900	-	-	-	400,000
Conversion feature of $550,000 5% convertible note payable	-	-	413,683	-	-	-	413,683
Net Loss	-	-	-	-	-	(694,208)	(694,208)
Balance – February 28, 2010	88,631,333	886	1,492,378	(35,000,000)	(100,000)	(4,371,082)	(2,977,818)

See notes to financial statements.

GreenChek Technology Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
	For the year ended February 28, 2010	For the year ended February 28, 2009	Period from September 12, 2006 (Date of Inception) To February 28, 2010
Cash Flows from Operating Activities
Net loss	$(694,208)	$(3,627,489)	$(4,371,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of license agreement costs	-	20,394	20,394
Depreciation of equipment	989	-	989
Provision for impairment of license agreement costs	-	3,081,184	3,081,184
Imputed interest expense accreted on amount due to licensor of license agreement	96,194	302,228	398,422
Interest accreted from unamortized debt discounts	119,036	-	119,036
Donated services and expenses	-	7,500	21,000
Impairment of mineral property costs	-	-	3,300
Interest expense added to amount due licensor in connection with amendment to license agreement	800,000	-	800,000
Stock -based compensation – consulting fees and services	199,050	-	199,050
Debt financing costs paid via issuance of Company common stock	180,000	-	180,000
Loss on re-valuations of derivative liability	10,693	-	10,693
Reduction in amount due licensor of license agreement pursuant to amendment 2	(950,000)	-	(950,000)
Changes in operating assets and liabilities:
Inventory	(51,660)	-	(51,660)
Accounts payable and accrued liabilities	(11,984)	59,617	53,796
Deferred revenue	5,067	-	5,067
Prepaid expenses and other current assets	(3,261)	(7,706)	(10,967)
Net cash used in operating activities	(300,084)	(164,272)	(490,778)

Cash Flows from Investing Activities
Mineral property acquisition costs	-	-	(3,300)
Purchase of equipment	(3,927)	-	(3,927)
Net cash used in investing activities	(3,927)	-	(7,227)

Cash Flows from Financing Activities
Proceeds from sales of common stock	20,000	231,000	297,400
Purchase of treasuary stock	-	(100,000)	(100,000)
Offering costs incurred	(2,950)	(23,100)	(48,550)
Increase in amounts due to related parties	206,118	56,075	268,703
Proceeds from loans payable	82,500	-	82,500
Net cash provided by financing activities	305,668	163,975	500,053

Increase in cash	1,657	(297)	2,048

Cash - beginning of period	391	688	-

Cash - end of period	$2,048	$391	$2,048

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash investing activity:
Acquisition of license agreement in exchange for debt due seller, less imputed interest	$-	$3,101,578	$3,101,578
Non-cash financing activities:
Payment by third party to licensor of
license agreement in exchange for 5% convertible note payable	$550,000	$-	$550,000
Conversion of $300,000 amount due to Chief Executive Officer of Company into
10,000,000 shares of common stock	$300,000	$-	$300,000
Repayment of amount due licensor of license agreement
in exchange for increase in amount due to Chief Executive Officer of Company	$-	$300,000	$300,000

See notes to financial statements.

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2010

Note 1.   Development Stage Company

The Company was incorporated in the State of Nevada on September 12, 2006 under the name Ridgestone Resources, Inc. and changed its name to GreenChek Technology Inc. on August 5, 2008.  From inception to May 31, 2008, the Company’s principal business was the acquisition and exploration of mineral resources. On July 14, 2008, the Company entered into a licensing agreement to acquire patent and intellectual rights relating to the manufacturing, marketing, and distributing of products designed to reduce gas emissions by motor vehicles through the use of hydrogen technology (see Note 4).

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never paid any dividends and is unlikely to pay dividends in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 28, 2010, the Company has accumulated losses of $4,371,082 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2.   Summary of Significant Accounting Policies

a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year end is February 28.

b)	Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to the fair value of derivative liabilities, stock-based compensation, the recoverability of long-term assets, deferred income tax asset valuation allowances and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2010

Note 2.   Summary of Significant Accounting Policies (continued)

c)	Basic and Diluted Net Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. For the years ended February 28, 2010 and 2009, the following potential common shares outstanding were excluded from the diluted EPS computation:

	Year Ended February 28, 2010
	2010	2009
$550,000 5% convertible note payable (See Note 6)	27,500,000	-
$32,500 loan payable in common stock (See Note 6)	1,625,000	-
Warrants exercisable at $0.05 and $0.10 per common share to November 1, 2010 and November 1, 2011, respectively (See Note 6)	500,000	-
Warrants exercisable at $0.40 per common share to July 22, 2014 (See Note 12c)	456,164	-
Warrants exercisable at $1.00 per common share to July 22, 2014 (See Note 12c)	456,164	-
Warrants exercisable at $0.75 per common share which expired September 17, 2009 (See Note 9c)	184,296	308,000
Total	30,721,624	308,000

d)	Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product was delivered, and collectability is reasonably assured.

e)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. Since inception, the Company has had no items other than net loss that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

f)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents.

g)	Financial Instruments

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2010

Note 2.   Summary of Significant Accounting Policies (continued)

The Company’s financial instruments consist principally of cash, accounts payable and accrued expenses, loans payable, amounts due to related parties, and amount due to licensor of license agreement. Pursuant to ASC 820, Fair Value Measurements and Disclosures, and ASC 825, Financial Instruments, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations (See Note 15).

h)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes, as of its inception. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

i)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 830, Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

j)	Stock-based Compensation

In accordance with ASC 718, Compensation – Stock Based Compensation, and ASC 505-50, Equity Based Payments to Non-Employees, the Company accounts for share-based payments using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

References to the issuances of restricted stock refer to stock of a public company issued in private placement transactions to individuals who are eligible to sell all or some of their shares of restricted Common Stock pursuant to Rule 144, promulgated under the Securities Act of 1933 (“Rule 144”), subject to certain limitations. In general, pursuant to Rule 144, a stockholder who is not an affiliate and has satisfied a six-month holding period may sell all of his restricted stock without restriction, provided that the Company has current information publicly available. Rule 144 also permits, under certain circumstances, the sale of restricted stock, without any limitations, by a non-affiliate of the Company that has satisfied a one-year holding period.

k)	Research and Development

Research and development costs ($69,760 and $89,069 in the years ended February 28, 2010 and February 28, 2009, respectively) are expensed as incurred.

l)	Reclassifications

The financial statements for the year ended February 28, 2009 have been reclassified to conform to the presentations made in the financial statements for the year ended February 28, 2010.

m)	Recent Accounting Pronouncements

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles, as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place.  The

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2010

Note 2.   Summary of Significant Accounting Policies (continued)

adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards.

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard became effective on October 1, 2009. The adoption of this amendment did not have a material effect on the Company’s financial statements.

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date and through the date that the financial statements are issued. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard is effective for interim or annual periods ending after June 15, 2009.  The adoption of ASC 855 did not have a material effect on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 3.   Inventory

At February 28, 2010, inventory consists of:

Raw materials and work in progress held at manufacturer’s premises	$20,160
Finished goods	31,500
Total	$51, 660

Note 4.   License Agreement Costs, Net

License agreement costs, net, at February 28, 2010 and February 28, 2009 consist of:

License price, less $398,422 discount for imputed interest	$3,101,578
Less accumulated amortization	(20,394)
Less allowance for impairment	(3,081,184)
License agreement costs, net	$-

On July 14, 2008, the Company entered into an Agreement with China Bright Technology Development Limited (the “Licensor”) and Lincoln Parke (the “Principal”) (the “License Agreement”) and acquired a Comprehensive License to use certain patent and intellectual rights for the purpose of manufacturing, marketing, and distributing products designed to reduce gas emissions by motor vehicles.  The territory covered by the license is the European Union and the United States of America. The price for the license was $3,500,000, payable as follows: $300,000

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2010

Note 4.   License Agreement Costs, Net (continued)

on August 13, 2008; $1,000,000 by December 31, 2008; $1,000,000 by March 31, 2009; and, $1,200,000 by August 31, 2009. The License Agreement provides that if the $1,200,000 payment is made, the Company is to issue the Principal an amount equal to the value of 60% of the Company’s issued and outstanding common shares by way of allotment and issuance to the Principal of 43,470,000 of the Company’s common shares representing 60% of the total issued and outstanding shares of the Company as at such time, as soon as the License Price is met in accordance with all applicable laws. The Company must also use its best efforts to provide $3,500,000 of funding for business development payable on the same schedule as the license fee payments noted above.  The Company must also use its best efforts to fund a $2,000,000 product and investor awareness marketing campaign through the issuance of shares.

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

In consideration for deferring the license payments, the Company was to make the following additional payments in cash or in shares issuable at a 15% discount from market price:

1.	$500,000 payable on August 9, 2009,; and

2.	$300,000 payable on August 31, 2010.

On December 31, 2009, the Company entered into amendment no. 2 to the License Agreement with the Licensor and the Principal.  Pursuant to this amendment, the $1,000,000 due December 31, 2009 and the $500,000 due August 9, 2009 (of the $4,000,000 total due to the Licensor of the License Agreement at December 31, 2009) was reduced to a total of $550,000 due January 14, 2010. If the Company failed to make the $550,000 payment to Licensor by January 14, 2010, Licensor would have had the right to immediately terminate the license agreement.  The $550,000 was paid on January 14, 2010 by a third party on behalf of the Company (see Note 6).

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

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2010
Note 4.   License Agreement Costs, Net (continued)

In the three months ended August 31, 2009, the Company recognized the additional liability of $800,000 resulting from the July 10, 2009 amendment to the License Agreement as interest expense. In the three months ended February 28, 2010, the Company recognized the reduced liability of $950,000 resulting from the December 31, 2009 amendment no. 2 to the License Agreement as a gain on forgiveness of liabilities.

Note 5.   Equipment, Net

Equipment, net, at February 28, 2010 consists of:

Equipment	$3,927
Less accumulated depreciation	(989)
Equipment, net	$2,938

Note 6.   Notes and Loans Payable

At February 28, 2010, notes and loans payable consist of:

Unsecured convertible note payable to Gold Spread Trading Limited (“Gold Spread”) (See Notes 9e and 12d)) with face value of $550,000, interest at 5% payable quarterly, due June 30, 2011 (less unamortized debt discount of $389,308)	$160,692

Loan payable to Gold Spread with face value of $50,000, interest at 0%, due April 30, 2010 (less unamortized debt discount of $3,077)	46,923

Loan payable to Gold Spread with face value of $32,500, interest at 0%, to be repaid by the issuance of 1,625,000 shares of Company common stock (which occurred March 15, 2010)	32,500

Total	240,115

Current portion	(79,423)

Non-current portion	$160,692

The $550,000 convertible note was issued in connection with the lenders’ payment of 4,265,420 Hong Kong dollars (approximately $550,000) to the Licensor on January 14, 2010 in satisfaction of the Company’s obligation to licensor under amendment no. 2 to the License Agreement (see Note 4). In the event of default, the interest rate increases to 8% per annum.  The loan is convertible at a price of $0.02 per share in minimum increments of 50,000 shares.  The Company recognized the intrinsic value of the embedded beneficial conversion feature of $413,683 as additional paid-in capital and an equivalent discount that reduced the carrying value of the convertible debenture to $136,317. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan. As at February 28, 2010, the carrying value of the loan was $160,692 and interest expense of $24,375 had been recorded. In addition, interest expense for the year ended February 28, 2010 includes $3,438 representing interest accrued at the balance sheet included in accounts payable and accrued expenses for the 5% interest payable quarterly on this note.

In addition, the conversion price of the convertible note is to be adjusted in the event of any stock splits, stock dividends, recapitalizations, reverse stock splits or merger, consolidation or sale of assets.

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2010

Note 6.   Loans Payable (continued)

The $50,000 loan arose in connection with a loan agreement dated November 1, 2009. Pursuant to the loan agreement, the Company agreed to issue 500,000 common share purchase warrants exercisable for two years at an exercise price of $0.05 for the first year and $0.10 for the second year. On November 1, 2009, the Company recognized the fair value of the warrants of $8,431 as additional paid-in capital and an equivalent discount that reduced the carrying value of the loan to $41,569.  The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan.  As at February 28, 2010, the carrying value of the loan was $46,923 and interest expense of $5,354 had been recorded.

Note 7.   Due to Related Parties

Due to related parties consist of:

	February 28, 2010	February 28, 2009
Due to Chief Executive Officer of the Company
Amount due relating to the deemed payment of the $300,000
license agreement installment due August 13, 2008,
non-interest bearing, due the earlier of (1) the closing of a financing of $1,000,000 or more or (2) July 14, 2010,
convertible at the option of the Principal commencing
November 28, 2009 and convertible at the option of the
Company on the due date into common stock at a price
equal to 75% of the closing price on the date of conversion	$-	$300,000
Accrued management fee	61,801	11,633
Other, non-interest bearing, no repayment terms	103,802	2,306
Due to former majority stockholder and chief executive officer of the Company
Amount due relating to the Company's purchase of treasury stock (see Note 9b)	25,000	25,000
Other, non-interest bearing, no repayment terms	16,675	16,164
Due to former director and chief strategy officer for consulting services	4,800	3,930
Due to former director and chief financial officer of the Company	56,625	3,552
Total	$268,703	$362,585

During the year ended February 28, 2009, the Company, the Licensor (a corporation formerly controlled by the Company’s Chief Executive Officer), and the Principal (chief executive officer of the Company) agreed to deem the $300,000 license agreement instalment due August 13, 2008 as paid in exchange for the Company’s agreement to pay $300,000 to the Principal. Pursuant to the agreement, the amount was non-interest bearing and payable on the earlier of July 14, 2010 or the

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2010

Note 7.   Due to Related Parties (continued)

closing of a financing in excess of $1,000,000.  On November 28, 2009, the amount became convertible at the option of the Principal (Chief Executive Officer of the Company) at 75% of the closing price of the Company’s common stock on the date of conversion.  The Company recognized the fair value of the embedded beneficial conversion feature of $238,477 as a derivative liability and reduced the carrying value of the convertible loan to $61,523.  The discount on the convertible loan was being accreted over the term of the convertible loan, to increase the carrying value to the face value of $300,000. On February 23, 2010, the loan was converted at a rate of $0.03 per share resulting in a total share issuance of 10,000,000 shares of common stock. As at February 23, 2010, the carrying value of the convertible debt was $112,098 and interest expense of $50,575 had been accreted.  The fair value of the derivative liability at February 23, 2010 was $249,170 and a loss of $10,693 was recorded on the change in the fair value of the derivative liability. Also, the Statement of Operations for the year ended February 28, 2010 has been charged $38, 732 in additional interest expense for the difference between the fair value of the 10,000,000 shares of common stock issued ($400,000) and the $361,268 total remaining carrying value of the loan amount ($112,098) and the derivative liability ($249,170).

Note 8.   Amount due to Licensor of License Agreement

Amount due to licensor of license agreement, net, consists of:
	February 28, 2010	February 28, 2009
Amount due December 31, 2009	$-	$1,000,000
Amount due March 31, 2010	1,000,000	1,000,000
Amount due August 31, 2010	1,200,000	1,200,000
Amounts due under Amendment to License Agreement dated July 10, 2009:
Amount due August 9, 2009	-	-
Amount due August 31, 2010	300,000	-
Total	2,500,000	3,200,000
Less debt discounts, net of accumulated amortization of $398,422 and $302,228, respectively	-	(96,194)
Net	$2,500,000	$3,103,806

On December 31, 2009, the Company entered into amendment no. 2 to the License Agreement with the Licensor and the Principal (Chief Executive Officer of the Company). Pursuant to this amendment, the $1,000,000 due December 31, 2009 and the $500,000 due August 9, 2009 (of the $4,000,000 total due to the Licensor of the License Agreement at December 31, 2009 including $800,000 charged to the Statement of Operations as interest expense pursuant to the first amendment discussed in Note 4 above) was reduced to a total of $550,000 due January 14, 2010.  The $550,000 was paid on January 14, 2010 by a third party on behalf of the Company (see Note 6). The Statement of Operations for the year ended February 28, 2010 reflects a credit entitled “Reduction in amount due licensor of license agreement pursuant to amendment 2” of $950,000 described as a “forgiveness” in amendment no, 2.

Note 9.   Common Stock

a)
On May 28, 2007, the Company effected a 7 to 1 forward stock split of the issued and outstanding common stock. As a result, the issued and outstanding shares at that time increased from 9,140,000 shares of common stock to 63,980,000 shares of common stock. All share amounts have been retroactively adjusted for all periods presented.

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2010

Note 9.   Common Stock (continued)

b)
On October 21, 2008, the Company entered into a Return to Treasury Agreement with Pardeep Sarai, former majority stockholder and chief executive officer of the Company (“Sarai”), whereby the Company agreed to purchase 35,000,000 shares of the Company common stock owned by Sarai for $100,000. Pursuant to this agreement, the Company paid $75,000 to Sarai on October 21, 2008. The agreement provided that the 35,000,000 shares were to be returned to Sarai if the Company failed to pay the remaining $25,000 to Sarai by March 1, 2009 (which date was extended to June 30, 2009 under an Amendment to Agreement dated May 19, 2009 between the Company and Sarai and further extended under a verbal agreement) or if certain transactions contemplated by the License Agreement did not occur. On May 14, 2010, pursuant to another Amendment to Agreement dated October 21, 2008, the Company issued a $25,000 promissory note (interest at 11% and due May 13, 2011) to Sarai who surrendered 35,000,000 shares to the Company upon issuance of the May 14, 2010 promissory note and the Company cancelled the 35,000,000 treasury shares.

c)
In October and December 2008, pursuant to a Subscription Agreement dated September 17, 2008, the Company sold a total of 308,000 units to Noyz Management Corp. at $0.75 per unit for gross proceeds of $231,000. After deducting $23,100 in finder’s fees, the net proceeds to the Company were $207,900. On May 8, 2009, pursuant to the Subscription Agreement dated September 17, 2008, the Company sold 26,667 Units to Noyz Management Corp. at $0.75 per unit for gross proceeds of $20,000. After deducting $2,950 in finder’s fees, the net proceeds to the Company were $17,050. Each Unit consists of one share of common stock and one warrant to purchase one share of common stock at an exercise price of 0.75 per share to September 17, 2009.

d)
On July 30, 2009, the Company issued 1,866,666 restricted shares of common stock with a fair value of $68,500 to DC Consulting LLC (DC Consulting) pursuant to the consulting agreements described in Notes 12 (b) and (c).

e)
On August 19, 2009, the Company issued 3,000,000 restricted shares of the Company’s common stock with a fair value of $90,000 to Gold Spread Trading Ltd. pursuant to the loan initiation agreement described in Note 12 (d).

f)
On August 27, 2009, the Company issued 3,000,000 restricted shares of the Company’s common stock with a fair value of $90,000 to Bodie Investment Group pursuant to the common stock purchase agreement described in Note 12 (e).

g)
On September 1, 2009, the Company issued 2,000,000 restricted shares of the Company’s common stock with a fair value of $60,000 to Global Eye Professional Advisors Ltd. pursuant to the consulting agreement described in Note 12 (f).

h)
On February 2, 2010, the Company issued 1,000,000 restricted shares of the Company’s common stock with a fair value of $10,000 to a former director of the Company as remuneration for services performed. During the year ended February 28, 2010, $10,000 has been charged as “Management fees” within “General and administrative expenses “related to the shares issued pursuant to this paragraph.

i)
On February 8, 2010, the Company issued 200,000 restricted shares of the Company’s common stock with a fair value of $3,000 to a Consultant pursuant to the consulting agreement described in Note 12 (j).

j)
On February 10, 2010, the Company issued 1,250,000 restricted shares of the Company’s common stock with a fair value of $25,000 to DC Consulting pursuant to the consulting agreement described in Note 12(c).

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2010
Note 9.   Common Stock (continued)

k)	Effective February 23, 2010, the Company issued 10,000,000 restricted shares of the Company’s common stock with a fair value of $400,000 upon conversion of the loan described in Note 7.

l)	On February 24, 2010, the Company issued 2,000,000 restricted shares of the Company’s common stock with a fair value of $20,000 pursuant to the consulting agreements described in Note 12(i).

Note 10. Income Taxes

The provisions for (benefit from) income taxes differ from the amounts computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

	For the year ended	For the year ended	Period from September 12, 2006 (Date of Inception) To
	February 28, 2010	February 28, 2009	February 28, 2010

Expected tax at 35%	$(242,973)	$(1,269,621)	$(1,529,879)
Provision for impairment of license agreement costs	-	1,078,414	1,078,414
Imputed interest expense	33,668	105,780	139,448
Interest expense in connection with amendment to license agreement	280,000	-	280,000
Stock – based compensation – consulting fees and services	69,668	-	69,668
Stock issued in payment of debt financing fees	63,000	-	63,000
Donated services expenses	-	2,625	7,350
Interest accreted from unamortized debt discounts	42,866	-	42,866
Derivative liability re-valuation	3,743	-	3,743
Reduction in amount due licensor of license agreement pursuant to amendment 2	(332,500)	-	(332,500)
Increase in valuation allowance	82,528	82,802	177,890
Income tax provision	$-	$-	$-

Significant components of the Company’s deferred income tax assets are as follows:

	February 28,	February 28,
	2010	2009

Net operating loss carryforwards	$177,890	$95,362
Valuation allowance	(177,890)	(95,362)
Net deferred tax assets	$-	$-

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2010

Note 10. Income Taxes (continued)

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $177,890 at February 28, 2010 attributable to the future utilization of the net operating loss carryforwards of $508,259 at February 28, 2010 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements.  The Company will continue to review this valuation allowance and make adjustments as appropriate.  The $508,259 net operating loss carryforwards expire $7,277 in 2027, $28,608 in 2028, $236,577 in 2029, and $235,797 in 2030.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

Note 11. Discontinued Operations

On May 31, 2008, the Company discontinued its mineral property acquisition and exploration operations.

The results of discontinued operations are summarized as follows:

			Period from
	For the year Ended	For the year Ended	September 12, 2006 (Date of Inception) to
	February 28,	February 28,	February 28,
	2010	2009	2010
Revenues	$–	$–	$–
Cost and expenses
General and administrative expenses	–	6,907	51,925
Impairment of mineral property costs	–	–	3,300
Mineral property exploration and carrying costs	–	–	1,067
Total costs and expenses	–	6,907	56,292
Net Loss	$–	$(6,907)	$(56,292)

Note 12.  Commitments and Contingencies

a)
On August 1, 2008, the Company entered into a Management Contract with Lincoln Parke (“Parke”), the Company’s chief executive officer. Under the agreement, Parke is to perform certain services for the Company and the Company is to pay monthly management fees of 5,000 Canadian dollars (approximately $4,800 translated at the February 28, 2010, exchange rate) to Parke. Either party can terminate the agreement with 30 days written notice.

During the years ended February 28,  2010 and 2009, “Management fees” included within “General and administrative expenses”  totaled $66,037 and $20,052, respectively, of which $56,037 and $20,052 were incurred to Parke.

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2010

Note 12.  Commitments and Contingencies (continued)

b)
On July 22, 2009, the Company entered into an agreement with DC Consulting LLC (DC Consulting) for consulting services for a period of one year in consideration for the issue of 500,000 restricted shares of the Company’s common stock. The Company issued 500,000 restricted shares of common stock with a fair value of $15,000 on July 30, 2009 and at February 28, 2010, $5,000 was included in prepaid expenses and $10,000 has been charged to “Consulting fees and services” in the Statement of Operations for the year then ended.

c)
On July 22, 2009, the Company entered into an agreement with DC Consulting for investor relation services for an initial period of 90 days (following the initial 90 days, each party has the right to cancel the contract with 30 days written notice) in consideration for the following:

i)  A monthly retainer fee of $9,500 in cash or quarterly retainer fee of $25,000 payable in cash or stock with the first payment due upon the execution of the contract. For the quarterly period ended October 31, 2009, the Company issued 416,666 restricted shares of common stock with a fair value of $25,000 on July 30, 2009. For the quarterly period ended January 31, 2009, the Company issued 1,250,000 restricted shares of common stock with a fair value of $25,000 on February 10, 2010. During the year ended February 28, 2010, $50,000 has been charged as “Consulting fees and services" related to the shares issued pursuant to this paragraph.

ii)   950,000 restricted shares of the Company’s common stock due within 30 days of the execution of the contract. The Company issued 950,000 restricted shares of common stock with a fair value of $28,500 on July 30, 2009. During the year ended February 28, 2010, $28,500 has been charged as “Consulting fees and services" related to the shares issued pursuant to this paragraph.

iii)   Warrants to purchase 750,000 shares of the Company’s common stock at an exercise price of $0.40 per share. The warrants have not been delivered to DC Consulting as at February 28, 2010. During the year ended February 28, 2010, $20,700 has been charged as “Consulting fees and services” related to the warrants to be issued pursuant to this paragraph, since the Company is committed per the agreement to issue the warrants (estimated using the Black-Scholes option pricing model and the following assumptions: stock price of $0.06 per share, exercise price of $.40 per share, term of 5 years, expected volatility of 100%, and risk-free interest rate of 2.43%).

iv)   Warrants to purchase 750,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrants have not been delivered to DC Consulting as at February 28, 2010. During the year ended February 28, 2010, $14,100 has been charged as “Consulting fees and services” related to the warrants to be issued pursuant to this paragraph, since the Company is committed per the agreement to issue the warrants (estimated using the Black-Scholes option pricing model and the following assumptions: stock price of $0.06 per share, exercise price of $1.00 per share, term of 5 years, expected volatility of 100%, and risk-free interest rate of 2.43%).

v)   An advisory fee of 7% of the gross proceeds of any financing transaction arranged by DC Consulting.

d)
On August 19, 2009, the Company entered into a Loan Initiation Agreement with Gold Spread.  Pursuant to the agreement, the Company may borrow up to $100,000 from Gold Spread until November 27, 2010.  As a one-time loan initiation fee, the Company issued 3,000,000 restricted shares of the Company’s common stock with a fair value of $90,000 to Gold Spread and recorded a debt financing fee of $90,000 in the Statement of Operations for the year ended February 28, 2010 upon execution of the contract.  Refer to Note 9 (e).

e)
On August 27, 2009, the Company entered into a Common Stock Purchase Agreement, a Registration Rights Agreement, a Warrant Purchase Agreement, a Subscription Agreement and a Convertible Note Agreement (collectively the “Agreements”) with Bodie Investment Group Inc. (“Bodie”). Pursuant to the agreement, subject to volume limitations, the Company has the right to sell Bodie over a two year period up to $6,000,000 of the Company’s common stock at a price per share equal to 90% of the average of the three lowest closing bids during the twenty days prior to the put date.  The Company also has the right to sell $100,000 of convertible notes to Bodie.  The closing date of the agreement is the date Bodie advances the $100,000 to the Company.  In consideration for entering into the agreement, the Company issued to Bodie 3,000,000 restricted shares of the Company’s common stock with a fair value of $90,000 and recorded financing fees of $90,000 in the Statement of Operations for the year ended February 28, 2010 upon execution of the contract. The Company is also to issue on or before the closing date, Class

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2010

Note 12.  Commitments and Contingencies (continued)

e)
A warrants to purchase 3,000,000 shares of the Company’s common stock at an exercise price of $0.0001 for five years after issuance and Class B Warrants to purchase 6,000,000 shares of common stock at an exercise price of $0.01 for five years after issuance.  Prior to Bodie’s obligation to purchase any shares, the shares are to be registered in an effective registration statement filed with the SEC.  Refer to Note 9 (f).

f)
On September 1, 2009, the Company entered into a consulting agreement with Global Eye Professional Advisors Ltd. (“Global Eye”) for a period of twelve months expiring on August 31, 2010.  Pursuant to the terms of the agreement, Global Eye will continue to provide consulting services to facilitate long range strategic planning, and to advise the Company in business and/or financial matters.  In consideration for services performed to date and for entering into the agreement the Company issued Global Eye 2,000,000 restricted shares of the Company’s common stock with a fair value of $60,000 on the closing date that has been charged to “Consulting fees and services" during the year ended February 28, 2010.  Refer to Note 9 (g).

g)	On October 14, 2009, the Company entered into a lease agreement for space in Ontario Canada. The lease commenced on November 1, 2009 for a term of three years ending on October 31, 2012.

The lease provides for monthly rentals ranging from 4,414 Canadian dollars (approximately $4,238 translated at the February 28, 2010 exchange rate) to 4,743 Canadian dollars (approximately $4,554 translated at the February 28, 2010 exchange rate). Future non-cancellable lease payments at February 28, 2010 are:

Year Ending February 28	Amount
2011	$51,483
2012	53,368
2013	36,428
Total	$141,279

Rent expensed incurred during the year ended February 28, 2010 totaled $18,898.

h)
On December 1, 2009, the Company entered into two consulting agreements.  Under the agreements, the consultants shall provide maintenance and installation services in consideration for the issuance of a total of 2,000,000 common shares of the Company and reimbursement for reasonable travel and other related expenses.  The Company issued a total of 2,000,000 restricted shares of common stock with a fair value of $20,000 on February 24, 2010 and at February 28, 2010, $15,000 was included in prepaid expenses and $5,000 has been reflected in “Consulting fees and services” for the year then ended.  The agreements will be in effect for a period of 12 months and may be terminated at any time. Refer to Note 9 (l).

i)
On December 8, 2009, the Company entered into a consulting agreement.  Under the terms of the agreement, the consultant shall provide advice and consulting services in consideration for the issuance of 200,000 common shares of the Company within 60 days after the execution of this agreement.  The Company issued 200,000 restricted shares of common stock with a fair value of $3,000 on February 8, 2010 and at February 28, 2010, $2,250 was included in prepaid expenses and $750 has been reflected in “Consulting fees and services” for the year then ended.  In addition, upon the implementation of an incentive stock option plan by the Company, the consultant will be eligible to receive stock options, the number to be determined by March 31, 2010.  This agreement will be in effect

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2010

Note 12.  Commitments and Contingencies (continued)

for a period of 12 months and is renewable upon reasonable terms and conditions agreed to by the Company and the consultant. Refer to Note 9 (i).  As of the date of issuance of these financial statements, the Company has not yet finalized the incentive stock option plan.

Note 13.  Warrants to Purchase Common Stock

A summary of warrant activity for the years ended February 28, 2010 and 2009 is as follows:

Outstanding at March 1, 2008	-
Granted and issued	308,000
Exercised	-
Forfeited/cancelled/expired	-
Outstanding at February 28, 2009	308,000
Granted and issued	2,026,667
Exercised	-
Forfeited/cancelled/expired	(334,667)
Outstanding at February 28, 2010	2,000,000

Warrants outstanding at February 28, 2010 consist of:

Date Granted	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date

November 1, 2009	500,000	500,000	$ 0.05	November 1, 2011 (exercise price is $0.10 per share after November 1, 2010)
July 22, 2009	750,000	750,000	$ 0.40	July 22, 2014
July 22, 2009	750,000	750,000	$ 1.00	July 22, 2014

Total	2,000,000	2,000,000

Note 14. European Distribution Agreement

On August 27, 2008, the Company entered into a distribution agreement with Technical Environmental Solutions Europe, Ltd., (“TESEL”) whereby the Company granted TESEL the sole and exclusive right to market, sell and distribute Company products to its clients and dealers in  the European Union, including Turkey. The agreement, which commenced immediately will remain in effect until terminated by TESEL or the Company, as permitted by the agreement The agreement provides that the Company be capable of delivering a minimum number of manufactured units a month based on receiving reasonable notice and allows the Company to set net new prices on products purchased, with limitations for the first 6 months. The agreement provides for penalties to be imposed on  TESEL for distribution of Company competitor products. The agreement, which expires in 5 years is automatically renewable if the distributor has met defined sales targets. The agreement also provides for TESEL to receive a portion of environmental credits generated in its territory.

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2010

Note 15. Fair Value Measurements

ASC 825 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

Fair Value Hierarchy

ASC 825 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  ASC 825 establishes three levels of inputs that may be used to measure fair value.

Level 1

Level 1 applies to assets and liabilities for which there are quoted prices in active markets for identical assets or liabilities. Valuations are based on quoted prices that are readily and regularly available in an active market and do not entail a significant degree of judgment.

Level 2

Level 2 applies to assets and liabilities for which there are other than Level 1 observable inputs such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 2 instruments require more management judgment and subjectivity as compared to Level 1 instruments. For instance:

Determining which instruments are most similar to the instrument being priced requires management to identify a sample of similar securities based on the coupon rates, maturity, issuer, credit rating and instrument type, and subjectively select an individual security or multiple securities that are deemed most similar to the security being priced; and

Determining whether a market is considered active requires management judgment.

Level 3

Level 3 applies to assets and liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity.

Pursuant to ASC 825, the fair value of our cash equivalents (when existing) is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2010

Note 15. Fair Value Measurements (continued)

Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations. At February 29, 2010 and 2009, we had no assets or liabilities measured at fair value on a recurring basis.

Note 16. Subsequent Events

a)
On March 1, 2010, the Company entered into a consulting agreement with our former director and chief financial officer (to June 15, 2009). The consultant will provide business consulting services. If the consultant is materially involved in a completed transaction with a company introduced by the Company, the consultant will receive 5% of the total value of the transaction in the same ratio of cash and/or stock as the transaction.  If the Company is introduced by the consultant, the consultant will receive 8% of the total value of the transaction in the same ratio of cash and/or stock as the transaction. The agreement is for a term of six months. On March 15, 2010, the Company issued the consultant 3,500,000 restricted common shares as a fee upon execution of the agreement.

b)
On March 15, 2010, 1,625,000 restricted shares were issued as payment in full of the $32,500 loan from Gold Spread, according to the terms of the loan agreement signed on January 1, 2010. Refer to Note 6.

c)	On March 30, 2010, the Company issued 2,000,000 restricted shares of common stock to a technician pursuant to a technical consulting agreement dated March 15, 2010.

d)
On March 31, 2010, the Company issued 3,000,000 restricted shares of common stock to a consulting firm pursuant to a six month public relations and corporate communications agreement dated March 30,2010. Either party may terminate the agreement on 30 days written notice to the other party.

e)	On May 3, 2010, the Company issued 625,000 restricted shares of common stock to DC Consulting for services rendered for the quarterly period ended April 30, 2009. See Note 12 (c).

f)
On May 14, 2010, the Company issued a $25,000 promissory note (interest at 11% and due May 13, 2011) to Sarai. Subsequently in May 2010, the Company cancelled the 35,000,000 shares of common stock surrendered by Sarai upon issuance of the promissory note by the Company. See Note 9 (b).

g)
On June 2, 2010, the Company issued a total of 7,500,000 restricted shares of common stock to the three holders of the $550,000 convertible note in satisfaction of a total of $300,000 of the note payable, representing a conversion price of $0.04 on the conversion date. On March 15, 2010, the Company and the three holders of the $550,000 convertible note agreed to amend the conversion price from $0.02 per share to a conversion price equal to the closing bid price on conversion notice date and in increments of 25,000 shares.

Item 9.         Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item  9A.     Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, has concluded that our disclosure controls and procedures were not effective based on his evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements and that receipts and expenditures of company assets are made in accordance with management authorization; and (iii) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Our management evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management concluded that the company's internal control over financial reporting was not effective as of February 28, 2010. Additionally, based on management’s assessment, the Company determined that there was a material weakness in its internal control over financial reporting.

Lack of Information Flow

In connection with preparing the financial statements for the audit for the fiscal year ended February 28, 2010, management became aware that three issuances of securities during the 2010 fiscal year were not recorded in the previously released unaudited financial statements of the Company.  The reason the issuances were not recorded were solely as a result of management not providing the applicable agreements to the Company’s accountants.

Lack of Segregation Duties

Management is aware that there is a lack of segregation of duties at the Company due to the small number of persons dealing with administrative and financial matters. Such lack of segregation and having one or two persons dealing with such critical matters could result in information not properly transmitted to counsel and accountants of the Company. Unfortunately, this situation occurred during the past year, resulting in the restatement of the financial statements for the periods ended August 31, 2009 and November 30, 2009. Notwithstanding, at this time management has decided that considering the abilities of the persons involved and the control procedures now in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to further segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation.

 This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

During the fiscal quarter ended February 28, 2010, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.      Other Information.

None.

PART III

Item 10.       Directors, Executive Officers, Corporate Goverance.

Officers and Directors

Our directors serve until their successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serves until their successor is duly elected and qualified, or until they are removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, age and position of our officers and directors are set forth below:

Name	Age	Position Held

Lincoln Parke	50	President, Principal Executive Officer, Secretary, Treasurer and Director.
Andrew Chen	34	Director.
Xin Wang	33	Director.

The persons named above have held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of Officers and Directors

       Lincoln Parke has provided Greenchek with day-to-day management of the operations. From February 2006 to April 2008, he had been a director of China Bright. From June 2002 to February 2006, Mr. Parke was president of Tianjin Jiaxin Investment Guarantee Co. Ltd. located in Tianjin, Peoples' Republic of China ("PRC"). Tianjin Jiaxin Investment Guarantee Co. Ltd. was engaged in the business of making loans to small corporations located in China. From March 2001 to April 2002, Mr. Parke was chief financial officer of Sol Produce, an international produce distributor located in Vancouver, British Columbia. Mr. Parke is a graduate of the University of Toronto and holds a Bachelor of Commerce degree.

Andrew Chen is a Business Consultant with eight years of consulting experience in business services, project management and cost accounting. Mr. Chen’s professional strengths include project management, crisis management, materials management, lean manufacturing, strategic planning as well as problem resolution. Since 2001, he has been employed by Tianjin Investment and Insurance Company in the capacity of Senior Business and Financial Consultant. Mr. Chen graduated with a Diploma in Accounting from the School of Mathematical Sciences from Nankai University, Tianjin, China in 2001.

Xin Wang has 10 years of management and sales experience in Chinese corporations, particularly the manufacturing and automotive industries. Her background covers materials engineering and manufacturing, supply management, and business development.  From 2001 through 2007, Wang has served as senior manufacturing engineer with private automotive supplier firms in Shanghai, China.  From 2007 to 2008, she was a managing director of Q Capital LLC, a venture capital investment firm that focused on investing in Chinese manufacturing companies that practice on lean manufacturing processes.

There are no agreements with respect to the election of our Directors. We have not compensated our Directors for service on our Board of Directors or reimbursed them for expenses incurred for attendance at meetings of our Board of Directors. Officers are appointed annually by our Board of Directors and each officer serves at the discretion of our Board of Directors. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past five years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers because of the financial constraints.

Audit Committee

We do not presently have a separately constituted audit committee or an audit committee financial expert.  Our entire Board of Directors acts as our audit committee.

Item 11.       Executive Compensation.

The following table sets forth summary information concerning the total remuneration paid or accrued by our chief executive officer for fiscal years ended February 28, 2010 and 2009. No other executive officer earned compensation in excess of $100,000 during our 2010 fiscal year.

Officer’s Summary Compensation Table

						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Lincoln Parke	2010	56,037	0	0	0	0	0	0	56,037
President, Principal	2009	20,052	0	0	0	0	0	0	20,052
Executive Officer, Principal Accounting Officer,
Secretary, Treasurer

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

Employees and Employment Agreements

We have a management services contract with our President, Chief Executive Officer and a director.  The management services contract stipulates that Mr. Parke is (i) to provide the company with the day-to-day management of the ERD-3.0 operations and ( ii) to analyze operational information and initiate appropriate actions or modifications to the ERD-3.0 based on the results of such analyses. Pursuant to the management services contract and in exchange for the services provided by Mr. Parke, the Company is to pay him (CAD$5,000) five thousand Canadian dollars per month.  Currently, Mr. Parke devotes approximately 80% of his time to our operations.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table is a list of the beneficial ownership of common stock as of June 14, 2010 of (i) all persons who beneficially owned more than 5% of our outstanding common stock, (ii) all directors, (iii) all executive officers and (iv) all directors and executive officers as a group,. The beneficial ownership is calculated based on 71,881,333 shares of common stock outstanding as of June 14, 2010. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities and, accordingly, includes shares issuable upon exercise of options that are exercisable or become exercisable within 60 days of June 14, 2010.

Unless otherwise indicated, the persons identified in this table have sole voting and sole investment power with regard to the shares beneficially owned with the following address, c/o GreenChek Technology Inc, 101 California Street, Suite 2450, San Francisco, California 94111.

	Direct Amount of	Percent
Name of Beneficial Owner	Beneficial Owner	of Class

Lincoln Parke	10,000,000(1)(2)	13.91%
Andrew Chen	0	0
Xin Wang	0	0
All directors and officers (3 persons)	10,000,000	13.91%

(1)
Pursuant to an August 2008 agreement between the Company and Lincoln Parke, the $300,000 paid by Mr. Parke to China Bright for the initial license fee amount is non interest bearing and payable on the earlier of July 14, 2010 or the closing of a financing in excess of $1,000,000.  On November 28, 2009, this amount became convertible at the option of the Principal at 75% of the closing price of the Company’s common stock on the date of conversion.  On February 23, 2010, the loan was converted at a rate of $0.03 per share resulting in a total share issuance of 10,000,000 shares of common stock to Mr. Parke.

(2)
Pursuant to a July 14, 2008 license agreement between the Company, China Bright Technology Development Limited (the Licensor) and Lincoln Parke (the Principal), we acquired a license to use certain patent and intellectual rights for the purpose of manufacturing, marketing, and distributing products designed to reduce gas emissions by motor vehicles.  Provided that all conditions of the agreement are met, we are to issue Lincoln Parke an amount equal to the value of 60% of the Company’s issued and outstanding common shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In 2006, we issued 35,000,000 shares of common stock to Mr. Sarai, former majority stockholder and former chief executive officer of the Company, in consideration of $5,000. Pursuant to an October 21, 2008 Return to Treasury Agreement with the Company, we purchased the 35,000,000 shares of the Company common stock owned by Sarai for $100,000. We paid $75,000 to Sarai on October 21, 2008. The agreement provided that the 35,000,000 shares were to be returned to Sarai if we failed to pay the remaining $25,000 to Sarai March 1, 2009 (which date was extended to June 30, 2009 under an Amendment to Agreement dated May 19, 2009 between the Company and Sarai and further extended under a verbal agreement) or if certain transactions by the License Agreement did not occur.  Pursuant to an Amendment dated May 14, 2010, Mr. Sarai returned the 35,000,000 shares to the Company in exchange for the issuance by the Company of a $25,000 promissory note. The principal amount of the note, plus interest which accrues at an annual rate of 11%, is due on May 13, 2011.
We issued 10,000,000 shares of common stock to Mr. Parke in February 2010 in consideration for a $300,000 loan conversion. Pursuant to the $300,000 loan agreement the amount was non-interest bearing and payable on the earlier of July 14, 2010 or the closing of a financing in excess of $1,000,000.  On November 28, 2009, the amount became convertible at the option of Mr. Parke at 75% of the closing price of the Company’s common stock on the date of conversion.

As of February 28, 2010, we owed Mr. Parke, our CEO, President and Director, $103,802 for advances made to us. This amount is unsecured, bears no interest with no specific terms of repayment. We also owe Mr. Parke $61,801 for accrued management fees in accordance with the terms of our management agreement with Mr. Parke.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our Board comprised of a majority of “independent directors.” Notwithstanding, we believe that both Andrew Chen and Xin Wang currently meet the definition of “independent” as promulgated by the rules and regulations of the American Stock Exchange.

Item 14.Principal Accountant Fees and Services

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

2010	$29,800	Michael T. Studer CPA P.C.
2009	$11,600	Michael T. Studer CPA P.C.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2010	$0	Michael T. Studer CPA P.C.
2009	$0	Michael T. Studer CPA P.C.

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2010	$0	Michael T. Studer CPA P.C.
2009	$0	Michael T. Studer CPA P.C.

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010	$0	Michael T. Studer CPA P.C.
2009	$0	Michael T. Studer CPA P.C.

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

PART IV. OTHER INFORMATION

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are included herein:

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	SB-2	06/01/07	3.1
3.2	Bylaws.	SB-2	06/01/07	3.2
4.1	Specimen Stock Certificate.	SB-2	06/01/07	4.1
4.2	Secured Convertible Note entered into pursuant to Subscription Agreement by and between GreenChek Technology Inc. and Bodie Investment Group Inc., dated August 27, 2009	10-K			*
4.3	5% Unsecured Convertible Promissory Note dated December 31, 2009 by and between Gold Spread Trading Limited, Vienna Management Limited, Quartermaine, Asquith & Associates Limited	10-K			*
4.4	Promissory Note in the original principal amount of $25,000 payable to Pardeep Sarai, dated May 14, 2010	8-K	05/19/10	10.5
4.5	Form of Class A, Class B Common Stock Purchase Warrant by and between GreenChek Technology Inc. and Bodie Investment Group Inc., dated August 27, 2009	10-K			*
10.1	Trust Agreement dated September 19, 2006 between Ridgestone Resources, Inc. (now known as GreenChek Technology, Inc.) and Pardeep Sarai	10-Q	10/20/09	10.4
10.2	Investor Relations Agreement between GreenChek Technology Inc.	10-Q	10/20/09	10.5
10.3	DC Consulting LLC Consulting Agreement	10-Q	10/20/09	10.6
10.4	License Agreement as of July 10, 2008 by and between China Bright Technology Development Ltd. And GreenChek Technology Inc.	10-Q	10/20/08	10.1
10.5	Amendment dated July 10, 2009 to License Agreement by and between China Bright Technology Development Ltd. And GreenChek Technology Inc.	10-Q	10/20/09	10.3
10.6	Amendment No. 2 dated December 31, 2009 to License Agreement by and among Greenchek Technology Inc. and China Bright Technology Development Limited and Lincoln Parke.	10-Q	01/19/10	10.2
10.7	Unsecured Convertible Loan Agreement dated November 28, 2008 by and between Lincoln Parke and GreenChek Technology Inc.	10-Q	10/20/09	10.4
10.8	Investor Relations Agreement dated July 22, 2009 by and between GreenChek Technology Inc. and DC Consulting LLC.	10-Q	10/20/09	10.5
10.9	Consulting Agreement dated July 22, 2009 by and between GreenChek Technology, Inc. and DC Consulting LLC	10-Q	10/20/09	10.6
10.10	Lease Agreement by and by and among GreenChek Technology Inc., Ellenhall Construction Limited and Drago Goricanec.	10-K

10.10	Subcription Agreement by and between GreenChek Technology Inc. and Bodie Investment Group Inc., dated August 27, 2009	10-K			*

10.11	Consulting Agreement dated December 8, 2009 by and between Greenchek Technology, Inc. Budget Systems USA	10-K			*

10.12	Loan Initiation Contract between Gold Spread Trading Limited and GreenChek Technology Inc., dated November 28, 2008	10-K			*

10.13	Financial Consulting Services Agreement between Global Eye Professional Advisors Ltd. And GreenChek Technology Inc., dated September 1, 2009	10-K			*

10.14	Loan Agreement between Gold Spread Trading Limited and GreenChek Technology Inc., dated January 1, 2010	10-K			*

10.15	Business Advisory and Financial Consulting Services Agreement dated March 1, 2010	10-K			*

10.16	Agreement between Equititrend Advisors LLC and GreenChek Technology Inc., dated March 30, 2010	10-K			*

10.17	Amendment to Agreement between Pardeep Sarai and GreenChek Technology Inc., dated May 14, 2010	8-K	05/19/10	10.4

14.1	Code of Ethics.	10-K	05/29/08	14.1
99.1	Audit Committee Charter.	10-K	05/29/08	99.1
99.2	Disclosure Committee Charter.	10-K	05/29/08	99.2

31.1	Certification pursuant to Section 302 of the Sarbanes Ocley Act of 2002
31.2	Certification pursuant to 18 U.S.C SECTION 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14 day of June, 2010.

GREENCHEK TECHNOLOGY, INC.
(Registrant)

BY:	/s/Lincoln Parke
Lincoln Parke
President, Secretary, Treasurer, Principal executive and financial officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Lincoln Parke	Director	June 14, 2010
Lincoln Parke

/s/Andrew Chen	Director	June 14, 2010
Andrew Chen

/s/ Xin Wang	Director	June 14, 2010
Xin Wang

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	SB-2	06/01/07	3.1
3.2	Bylaws.	SB-2	06/01/07	3.2
4.1	Specimen Stock Certificate.	SB-2	06/01/07	4.1
4.2	Secured Convertible Note entered into pursuant to Subscription Agreement by and between GreenChek Technology Inc. and Bodie Investment Group Inc., dated August 27, 2009	10-K			*
4.3	5% Unsecured Convertible Promissory Note dated December 31, 2009 by and between Gold Spread Trading Limited, Vienna Management Limited, Quartermaine, Asquith & Associates Limited	10-K			*
4.4	Promissory Note in the original principal amount of $25,000 payable to Pardeep Sarai, dated May 14, 2010				*
4.5	Form of Class A, Class B Common Stock Purchase Warrant by and between GreenChek Technology Inc. and Bodie Investment Group Inc., dated August 27, 2009	10-K			*
10.1	Trust Agreement dated September 19, 2006 between Ridgestone Resources, Inc. (now known as GreenChek Technology, Inc.) and Pardeep Sarai	10-Q	10/20/09	10.4
10.2	Investor Relations Agreement between GreenChek Technology Inc.	10-Q	10/20/09	10.5
10.3	DC Consulting LLC Consulting Agreement	10-Q	10/20/09	10.6
10.4	License Agreement as of July 10, 2008 by and between China Bright Technology Development Ltd. And GreenChek Technology Inc.	10-Q	10/20/08	10.1
10.5	Amendment dated July 10, 2009 to License Agreement by and between China Bright Technology Development Ltd. And GreenChek Technology Inc.	10-Q	10/20/09	10.3
10.6	Amendment No. 2 dated December 31, 2009 to License Agreement by and among Greenchek Technology Inc. and China Bright Technology Development Limited and Lincoln Parke.	10-Q	01/19/10	10.2
10.7	Unsecured Convertible Loan Agreement dated November 28, 2008 by and between Lincoln Parke and GreenChek Technology Inc.	10-Q	10/20/09	10.4
10.8	Investor Relations Agreement dated July 22, 2009 by and between GreenChek Technology Inc.	10-Q	10/20/09	10.5
10.9	Consulting Agreement dated July 22, 2009 by and between GreenChek Technology, Inc. and DC Consulting LLC and DC Consulting LLC.	10-Q	10/20/09	10.6
10.10	Lease Agreement by and by and among GreenChek Technology Inc., Ellenhall Construction Limited and Drago Goricanec.	10-K

10.10	Subcription Agreement by and between GreenChek Technology Inc. and Bodie Investment Group Inc., dated August 27, 2009	10-K			*

10.11	Consulting Agreement dated December 8, 2009 by and between Greenchek Technology, Inc. Budget Systems USA	10-K			*

10.12	Loan Initiation Contract between Gold Spread Trading Limited and GreenChek Technology Inc., dated November 28, 2008	10-K			*

10.13	Financial Consulting Services Agreement between Global Eye Professional Advisors Ltd. And GreenChek Technology Inc., dated September 1, 2009	10-K			*

10.14	Loan Agreement between Gold Spread Trading Limited and GreenChek Technology Inc., dated January 1, 2010	10-K			*

10.15	Business Advisory and Financial Consulting Services Agreement dated March 1, 2010	10-K			*

10.16	Agreement between Equititrend Advisors LLC and GreenChek Technology Inc., dated March 30, 2010	10-K			*

10.17	Amendment to Agreement between Pardeep Sarai and GreenChek Technology Inc., dated May 14, 2010	8-K	05/19/10	10.4

14.1	Code of Ethics.	10-K	05/29/08	14.1
99.1	Audit Committee Charter.	10-K	05/29/08	99.1
99.2	Disclosure Committee Charter.	10-K	05/29/08	99.2

31.1	Certification pursuant to Section 302 of the Sarbanes Ocley Act of 2002
31.2	Certification pursuant to 18 U.S.C SECTION 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002