Form 10-Q
period 2010-05-31
GreenChek Technology Inc.
filed 2010-07-20
CIK 1401671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Non-accelerated Filer ☐	Accelerated Filer ☐
Smaller Reporting Company ☒	Large Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 74,048,000 as of July 20, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GreenChek Technology Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	May 31,	February, 28
	2010	2010
	(Unaudited)

ASSETS
Current Assets
Cash	$2,438	$2,048
Inventory (Note 3)	64,640	51,660
Prepaid expenses and other current assets	120,995	33,217
Total current assets	188,073	86,925
License agreement costs, net of accumulated
amortization and allowance for impairment (Note 4)	-	-
Equipment, net (Note 5)	2,717	2,938
Total Assets	$190,790	$89,863

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued liabilities	$85,980	$53,796
Notes and loans payable - current portion (Note 6)	54,000	79,423
Deferred revenue	-	5,067
Due to related parties (Note 7)	322,974	268,703
Amount due to licensor of license agreement (Note 8)	2,500,000	2,500,000
Total Current Liabilities	2,962,954	2,906,989
Notes and loans payable - non-current portion (Note 6)	208,497	160,692
Total liabilities	3,171,451	3,067,681

Stockholders' Deficiency
Preferred Stock, $0.00001 par value;
authorized 100,000,000 shares, none issued and outstanding	-	-
Common Stock, $0.00001 par value; authorized 100,000,000 shares,
issued 64,381,333 and 88,631,333 shares, respectively	644	886
Additional paid-in capital	1,605,120	1,492,378
Treasury Stock, 35,000,000 shares held at February 28, 2010	-	(100,000)
Deficit accumulated during the development stage	(4,586,425)	(4,371,082)
Total Stockholders' Deficiency	(2,980,661)	(2,977,818)
Total Liabilities and Stockholders' Deficiency	$190,790	$89,863

See notes to financial statements.

GreenChek Technology Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	For the three month period ended May 31, 2010	For the three month period ended May 31, 2009	Period from September 12, 2006 (Date of Inception) To May 31, 2010
		(As reclassified)	(As reclassified)

Sales	$5,067	$-	$5,067
Cost of sales	7,000	-	7,000
Gross profit (loss)	(1,933)	-	(1,933)

Costs and expenses
General and administrative expenses	63,957	41,187	336,835
Consulting fees and services	99,731	15,000	319,647
Research and development	2,150	21,984	160,979
Amortization of license agreement costs	-	-	20,394
Provision for impairment of license agreement costs	-	-	3,081,184

Total costs and expenses	165,838	78,171	3,919,039

Loss From Operations	(167,771)	(78,171)	(3,920,972)

Other Income (Expense)
Imputed interest expense on amount due licensor of license agreement	-	(59,950)	(398,422)
Interest expense on notes and loans payable	(47,572)	-	(170,046)
Interest expense in connection with amendment to License Agreement (Note 4)	-	-	(800,000)
Debt financing fees	-	-	(180,000)
Reduction in amount due licensor of license agreement pursuant to amendment 2 (Note 4)	-	-	950,000
Loss on change in fair value of derivative liability (Note 4)	-	-	(10,693)
Total other expenses	(47,572)	(59,950)	(609,161)

Net Loss From Continuing Operations	(215,343)	(138,121)	(4,530,133)

Discontinued operations (Note11)	-	-	(56,292)
Net Loss	$(215,343)	$(138,121)	$(4,586,425)

Net loss per share - basic and diluted
Continuing Operations	$(0.00)	$(0.00)
Discontinued Operations	-	-
Total	$(0.00)	$(0.00)

Weighted Average Shares Outstanding
Basic and Diluted	61,448,000	64,295,000

See notes to financial statements.

GreenChek Technology Inc.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the Period September 12, 2006 (Inception) to May 31, 2010
(Expressed in US Dollars)
(Unaudited)
						Deficit	Total Stockholders' Equity
						Accumulated
	Common Stock, $0.00001 par value		Additional			During the
			Paid-in	Treasury Stock		Development
	Shares	Amount	Capital	Shares	Amount	Stage	(Deficiency)

Common shares sold for cash at $0.00014 per share	35,000,000	$350	$4,650	-	$-	$-	$5,000
Common shares sold for cash at $0.00143 per share,
less offering costs of $12,500	27,090,000	271	25,929	-	-	-	26,200
Donated services and expenses	-	-	4,500	-	-	-	4,500
Net Loss	-	-	-	-	-	(11,777)	(11,777)
Balance - February 28, 2007	62,090,000	621	35,079	-	-	(11,777)	23,923
Common stock sold for cash at 0.00143 per share
less offering costs of $10,000	1,890,000	19	(7,319)	-	-	-	(7,300)
Donated services and expenses	-	-	9,000	-	-	-	9,000
Net Loss	-	-	-	-	-	(37,608)	(37,608)
Balance - February 29, 2008	63,980,000	640	36,760	-	-	(49,385)	(11,985)
Units sold for cash at $0.75 per Unit	308,000	3	230,997	-	-	-	231,000
Finders' fee	-	-	(23,100)	-	-	-	(23,100)
Donated services and expenses	-	-	7,500	-	-	-	7,500
Purchase of treasury stock	-	-	-	(35,000,000)	(100,000)	-	(100,000)
Net Loss	-	-	-	-	-	(3,627,489)	(3,627,489)
Balance - February 28, 2009	64,288,000	643	252,157	(35,000,000)	(100,000)	(3,676,874)	(3,524,074)
Units sold for cash at $0.75 per Unit	26,667	-	20,000	-	-	-	20,000
Finders' fee	-	-	(2,950)	-	-	-	(2,950)
Debt financing fees	6,000,000	60	179,940	-	-	-	180,000
Stock-based compensation	8,316,666	83	221,217	-	-	-	221,300
Fair value of warrants authorized in connection with $50,000 loan payable	-	-	8,431	-	-	-	8,431
Conversion of $300,000 due to Chief Executive Officer of Company at $0.03 per share	10,000,000	100	399,900	-	-	-	400,000
Conversion feature of $550,000, 5% convertible note payable	-	-	413,683	-	-	-	413,683
Net Loss	-	-	-	-	-	(694,208)	(694,208)
Balance - February 28, 2010	88,631,333	886	1,492,378	(35,000,000)	(100,000)	(4,371,082)	(2,977,818)
Stock based compensation	9,125,000	92	179,908	-	-	-	180,000
Settlement of loan via issuance of common stock	1,625,000	16	32,484	-	-	-	32,500
Cancellation of treasury shares	(35,000,000)	(350)	(99,650)	35,000,000	100,000	-	-
Net Loss	-	-	-	-	-	(215,343)	(215,343)
Balance - May 31, 2010	64,381,333	$644	$1,605,120	-	$-	$(4,586,425)	$(2,980,661)

See notes to financial statements.

GreenChek Technology Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	For the three month period ended May 31, 2010	For the three month period ended May 31, 2009	Period from September 12, 2006 (Date of Inception) To May 31, 2010

Cash Flows from Operating Activities
Net loss	$(215,343)	$(138,121)	$(4,586,425)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of license agreement costs	-	-	20,394
Depreciation of equipment	221	216	1,210
Provision for impairment of license agreement costs	-	-	3,081,184
Imputed interest expense accreted on amount due to licensor of license agreement	-	59,950	398,422
Interest accreted from unamortized debt discounts	50,882	-	169,918
Donated services and expenses	-	-	21,000
Impairment of mineral property costs	-	-	3,300
Interest expense added to amount due licensor in connection with amendment to license agreement	-	-	800,000
Stock based compensation - consulting fees and services	92,833	-	291,883
Settlement of loan via issuance of Company common stock	-	-	180,000
Loss on re-valuation of derivative liability	-	-	10,693
Reduction in amount due licensor of license agreement pursuant to amendment 2	-	-	(950,000)
Changes in operating assets and liabilities:
Inventory	(12,980)	(17,500)	(64,640)
Prepaid expenses and other current assets	(611)	(896)	(11,578)
Accounts payable and accrued liabilities	32,184	40,855	85,980
Deferred revenue	(5,067)	-	-
Net cash used in operating activities	(57,881)	(55,496)	(548,659)

Cash Flows from Investing Activities
Mineral property acquisition costs	-	-	(3,300)
Purchase of equipment	-	(3,927)	(3,927)
Net cash used in investing activities	-	(3,927)	(7,227)

Cash Flows from Financing Activities
Proceeds from sales of common stock	-	17,050	297,400
Purchase of treasuary stock	-	-	(100,000)
Offering costs incurred	-	-	(48,550)
Proceeds from notes and loans payable	4,000	-	86,500
Due to related parties	54,271	48,192	322,974
Net cash provided by financing activities	58,271	65,242	558,324

Increase (decrease) in cash	390	5,819	2,438

Cash - beginning of period	2,048	391	-

Cash - end of period	$2,438	$6,210	$2,438

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash investing activity:
Acquisition of license agreement in exchange for debt due seller, less imputed interest	$-	$-	$3,101,578
Non-cash financing activity:
Payment by third party to licensor of license agreement in exchange for 5% convertible note payable	$-	$-	$550,000
Conversion of $300,000 amount due to Chief Executive Officer of Company into 10,000,000 shares of common stock	$-	$-	$300,000
Repayment of amount due licensor of license agreement in exchange for increase in amount due to Chief Executive Officer of Company	$-	$-	$300,000
Issuance of common stock to settle loan payable	$32,500	$-	$32,500

See notes to financial statements.

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never paid any dividends and is unlikely to pay dividends in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at May 31, 2010, the Company has accumulated losses of $4,586,425 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2.   Interim Financial Information

The unaudited financial statements as of May 31, 2010 and for the three months ended May 31, 2010 and 2009 and for the period September 12, 2006 (inception) to May 31, 2010 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of May 31, 2010 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended May 31, 2010 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending February 28, 2011. The balance sheet at February 28, 2010 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended February 28, 2010 as included in our Form 10-K filed with the Securities and Exchange Commission on June 15, 2010.

Note 3.   Inventory

                Inventory consists of:

	May 31, 2010	February 28, 2010

Raw materials and work in progress held at manufacturer’s premises	$40,140	$20,160
Finished goods	24,500	31,500
Total	$64,640	$51,660

Note 4.   License Agreement Costs, Net

                License agreement costs, net, at May 31, 2010 and February 28, 2010 consist of:

License price, less $398,422 discount for imputed interest	$3,101,578
Less accumulated amortization	(20,394)
Less allowance for impairment	(3,081,184)
License agreement costs, net	$-

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

Note 4.   License Agreement Costs, Net (continued)

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

In the fiscal year ended February 28, 2010, the Company recognized the additional liability of $800,000 resulting from the July 10, 2009 amendment to the License Agreement as interest expense, and recognized the reduced liability of $950,000 resulting from the December 31, 2009 amendment no. 2 to the License Agreement as a gain on forgiveness of liabilities.

Note 5.   Equipment, Net

Equipment, net, consists of:

	May 31, 2010	February 28, 2010

Equipment	$3,927	$3,927
Less accumulated depreciation	(1,210)	(989)
Total	$2,717	$2,938

Note 6.   Notes and Loans Payable

Notes and loans payable consist of:

	May 31, 2010	February 28, 2010

Unsecured convertible note payable to Gold Spread Trading Limited (“Gold Spread”), and two other corporations (See Notes 9(e) and 12(d)) with face value of $550,000, interest at 5% payable quarterly, due June 30, 2011 (less unamortized debt discount of $341,503 and $389,308, respectively)	$208,497	$160,692

Loan payable to Gold Spread with face value of $50,000, interest at 0%, due April 30, 2010 (less unamortized debt discount of $0 and $3,077, respectively)	50,000	46,923

Loan payable to Gold Spread with face value of $32,500, interest at 0%, to be repaid by the issuance of 1,625,000 shares of Company common stock (which occurred March 15, 2010)	-	32,500

Loan payable to Gold Spread, interest at 0%, due on demand	4,000	-

Total	262,497	240,115
Current portion	(54,000)	(79,423)

Non-current portion	$208,497	$160,692

The $550,000 convertible note was issued in connection with the lenders’ payment of 4,265,420 Hong Kong dollars (approximately $550,000) to the Licensor on January 14, 2010 in satisfaction of the Company’s obligation to Licensor under amendment no. 2 to the License Agreement (see Note 4). In the event of default, the interest rate increases to 8% per annum.  The loan was convertible at a price of $0.02 per share in minimum increments of 50,000 shares.  The Company recognized the intrinsic value of the embedded beneficial conversion feature of $413,683 as additional paid-in capital and an equivalent discount that reduced the carrying value of the convertible debenture to $136,317. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan. On March 15, 2010, the Company and the three holders of the $550,000 convertible note agreed to amend the conversion price from $0.02 per share to a conversion price equal to the closing bid price on conversion notice date and in increments of 25,000 shares.  On March 31, 2010, the Company did not make the interest payment of $6,875 which was due then. Subsequent to May 31, 2010, the Company re-negotiated the payment terms with the lender.  The parties have agreed to defer the quarterly interest payments due at the end of March, June, September, and December 2010 to December 31, 2010 and increase the interest rate from 5% per annum to 8% per annum.  As at May 31, 2010, the carrying value of the loan was $208,497 and interest expense of $47,742 had been recorded. In addition, interest expense for the three months ended May 31, 2010 includes $10,770, representing $3,437 of interest at 5% and $7,333 of interest at 8%.  At May 31, 2010 and February 28, 2010, accrued interest expense reflected as a liability in the Balance Sheets related to the note totaled $14,208 and $3,438, respectively.  On June 2, 2010, the Company issued a total of 7,500,000 restricted shares of common stock at $0.04 per share to the three holders of the $550,000 convertible note to settle $300,000 of the note payable. Refer to Note 16(a).

Note 6.   Notes and Loans Payable (continued)

In addition, the conversion price of the convertible note is to be adjusted in the event of any stock splits, stock dividends, recapitalizations, reverse stock splits, or merger, consolidation or sale of assets.

The $50,000 loan arose in connection with a loan agreement dated November 1, 2009. Pursuant to the loan agreement, the Company agreed to issue 500,000 common share purchase warrants exercisable for two years at an exercise price of $0.05 for the first year and $0.10 for the second year. On November 1, 2009, the Company recognized the fair value of the warrants of $8,431 as additional paid-in capital and an equivalent discount that reduced the carrying value of the loan to $41,569.  The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan.  As at May 31, 2010, the carrying value of the loan was $50,000 and interest expense of $8,431 had been recorded. On July 2, 2010, the Company issued 1,666,667 shares of common stock in exchange for the cancellation and termination of the $50,000 loan. Refer to Note 16(b).

The $4,000 loan arose in connection with additional funding received from Gold Spread Trading Limited by the Company during the period ended May 31, 2010. The loan is free of interest and is due on demand.

Note 7.   Due to Related Parties

Due to related parties consist of:

	May 31, 2010	February 28, 2010
Due to chief executive officer:
Accrued management fees	$76,060	$61,801
Other, non-interest bearing, no repayment terms	103,723	103,802
Due to former majority stockholder and chief executive officer:
Amount due relating to the Company's purchase of treasury stock which was formalized into a promissory note on May 14, 2010 (see Note 9(b))	25,000	25,000
Other, non-interest bearing, no repayment terms	16,797	16,675
Due to former director and chief strategy officer for consulting services	4,792	4,800
Due to former director and chief financial officer, non-interest bearing, no repayment terms	96,602	56,625
Total	$322,974	$268,703

Note 7.   Due to Related Parties (continued)

During the year ended February 28, 2009, the Company, the Licensor (a corporation formerly controlled by the Company’s chief executive officer), and the Principal (chief executive officer of the Company) agreed to deem the $300,000 license agreement installment due August 13, 2008 as paid in exchange for the Company’s agreement to pay $300,000 to the Principal. Pursuant to the agreement, the amount was non-interest bearing and payable on the earlier of July 14, 2010 or the closing of a financing in excess of $1,000,000.  On November 28, 2009, the amount became convertible at the option of the Principal at 75% of the closing price of the Company’s common stock on the date of conversion.  The Company recognized the fair value of the embedded beneficial conversion feature of $238,477 as a derivative liability and reduced the carrying value of the convertible loan to $61,523.  The discount on the convertible loan was being accreted over the term of the convertible loan, to increase the carrying value to the face value of $300,000.

On February 23, 2010, the loan was converted at a rate of $0.03 per share resulting in a total share issuance of 10,000,000 shares of common stock. As at February 23, 2010, the carrying value of the convertible debt was $249,170 and a loss of $10,693 was recorded on the change in the fair value of the derivative liability. Also, the Statement of Operations for the year ended February 28, 2010 has been charged $38,732 in additional interest expense for the difference between the fair value of the 10,000,000 shares of common stock issued ($40,000) and the $361,268 total remaining carrying value of the loan amount ($112,098) and the derivative liability ($249,170).

Note 8.   Amount due to Licensor of License Agreement

Amount due to licensor of license agreement consists of:

	May 31, 2010	February 28, 2010
Amount due March 31, 2010	$1,000,000	$1,000,000
Amount due August 31, 2010	1,200,000	1,200,000
Amount due under Amendment to License
Agreement dated July 10, 2009:
Amount due August 31, 2010	300,000	300,000
Net	$2,500,000	$2,500,000

On December 31, 2009, the Company entered into amendment no. 2 to the License Agreement with the Licensor and the Principal. Pursuant to this amendment, the $1,000,000 due December 31, 2009 and the $500,000 due August 9, 2009 (of the $4,000,000 total due to the Licensor of the License Agreement at December 31, 2009 including $800,000 charged to the Statement of Operations as interest expense pursuant to the first amendment discussed in Note 4 above) was reduced to a total of $550,000 due January 14, 2010.  The $550,000 was paid on January 14, 2010 by a third party on behalf of the Company (see Note 6). The Statement of Operations for the year ended February 28, 2010 reflects a credit entitled "Reduction in amount due licensor of license agreement pursuant to amendment 2" of $950,000 described as a "forgiveness" in amendment no. 2.

Note 9.   Common Stock

a)
On May 28, 2007, the Company effected a 7 to 1 forward stock split of the issued and outstanding common stock. As a result, the issued and outstanding shares at that time increased from 9,140,000 shares of common stock to 63,980,000 shares of common stock. All share amounts have been retroactively adjusted for all periods presented.

b)
On October 21, 2008, the Company entered into a Return to Treasury Agreement with Pardeep Sarai, former majority stockholder and chief executive officer of the Company (“Sarai”), whereby the Company agreed to purchase 35,000,000 shares of the Company's common stock owned by Sarai for $100,000. Pursuant to this agreement, the Company paid $75,000 to Sarai on October 21, 2008. The agreement provided that the 35,000,000 shares were to be returned to Sarai if the Company failed to pay the remaining $25,000 to Sarai by March 1, 2009 (which date was extended to June 30, 2009 under an Amendment to Agreement dated May 19, 2009 between the Company and Sarai and further extended under a verbal agreement) or if certain transactions contemplated by the License Agreement did not occur. On May 14, 2010, pursuant to another Amendment to Agreement dated October 21, 2008, the Company issued a $25,000 promissory note (interest at 11% and due May 13, 2011) to Sarai who surrendered 35,000,000 shares to the Company upon the issuance of the May 14, 2010 promissory note and the Company cancelled the 35,000,000 treasury shares.  See Note 7.

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

e)
On August 19, 2009, the Company issued 3,000,000 restricted shares of common stock with a fair value of $90,000 to Gold Spread Trading Ltd. pursuant to the loan initiation agreement described in Note 12 (d).

f)
On August 27, 2009, the Company issued 3,000,000 restricted shares of common stock with a fair value of $90,000 to Bodie Investment Group Inc. pursuant to the common stock purchase agreement described in Note 12 (e).

g)
On September 1, 2009, the Company issued 2,000,000 restricted shares of common stock with a fair value of $60,000 to Global Eye Professional Advisors Ltd. pursuant to the consulting agreement described in Note 12 (f).

h)
On February 2, 1010, the Company issued 1,000,000 restricted shares of common stock with a fair value of $10,000 to a former director of the Company as remuneration for services performed.  During the year ended February 28, 2010, $10,000 has been charges as “Management fees” within “General and administrative expenses” related to the shares issued pursuant to this paragraph.

Note 9.   Common Stock (continued)

i)	On February 8, 2010, the Company issued 200,000 restricted shares of common stock with a fair value of $3,000 to a Consultant pursuant to the consulting agreement described in Note 12 (i).

j)	On February 10, 2010, the Company issued 1,250,000 restricted shares of common stock with a fair value of $25,000 to DC Consulting pursuant to the consulting agreement described in Note 12(c).

k)	Effective February 23, 2010, the Company issued 10,000,000 restricted shares of common stock with a fair value of $300,000 upon conversion of the loan described in Note 7.

l)	On February 24, 2010, the Company issued 2,000,000 restricted shares of common stock with a fair value of $20,000 pursuant to the consulting agreements described in Note 12(h).

m)	On March 1, 2010, the Company issued 3,500,000 restricted shares of common stock with a fair value of $70,000 pursuant to the consulting agreement described in Note 12(j).

n)
On March 15, 2010, 1,625,000 restricted shares were issued as payment in full of the $32,500 loan from Gold Spread, according to the terms of the loan agreement signed on January 1, 2010. Refer to Note 6.

o)	On March 15, 2010, the Company issued 2,000,000 restricted shares of common stock to a technician with a fair value of $40,000 pursuant to a technical consulting agreement. Refer to Note 12(l).

p)	On March 31, 2010, the Company issued 3,000,000 restricted shares of common stock with a fair value of $45,000 pursuant to the consulting agreement described in Note 12(k).

q)	On May 3, 2010, the Company issued 625,000 restricted shares of common stock with a fair value of $25,000 to DC Consulting pursuant to the consulting agreement described in Note 12(c).

Note 10. Income Taxes

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $204,118 at May 31, 2010 attributable to the future utilization of the net operating loss carryforwards of $583,197 at May 31, 2010 will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements.  The Company will continue to review this valuation allowance and make adjustments as appropriate.  The $583,197 net operating loss carryforwards expire $7,277 in 2027, $28,608 in 2028, $236,577 in 2029, $235,797 in 2030 and $74,938 in 2031.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

Note 11. Discontinued Operations

On May 31, 2008, the Company discontinued its mineral property acquisition and exploration operations.

The results of discontinued operations are summarized as follows:

			Period from
	For the three month period Ended	For the three month period Ended	September 12, 2006 (Date of Inception) to
	May 31,	May 31,	May 31,
	2010	2009	2010
Revenues	$–	$–	$–
Cost and expenses
General and administrative expenses	–	–	51,925
Impairment of mineral property costs	–	–	3,300
Mineral property exploration and carrying costs	–	–	1,067
Total costs and expenses	–	–	56,292
Net Loss	$–	$–	$(56,292)

Note 12. Commitments and Contingencies

a)
On August 1, 2008, the Company entered into a Management Contract with Lincoln Parke (“Parke”), the Company’s chief executive officer. Under the agreement, Parke is to perform certain services for the Company and the Company is to pay monthly management fees of Cdn $5,000 (approximately $4,792 translated at the May 31, 2010 exchange rate) to Parke. Either party can terminate the agreement with 30 days written notice.  During the three month periods ended May 31, 2010 and 2009, "Management fees" included within "General and administrative expenses" totaled $14,375 and $13,740, respectively.

b)
On July 22, 2009, the Company entered into an agreement with DC Consulting LLC (DC Consulting) for consulting services for a period of one year in consideration for the issue of 500,000 restricted shares of the Company’s common stock. The Company issued 500,000 restricted shares of common stock with a fair value of $15,000 on July 30, 2009 and at May 31, 2010, $1,250 was included in prepaid expenses.

c)
On July 22, 2009, the Company entered into an agreement with DC Consulting for investor relation services for an initial period of 90 days (following the initial 90 days, each party has the right to cancel the contract with 30 days written notice) in consideration for the following:

i)
A monthly retainer fee of $9,500 in cash or quarterly retainer fee of $25,000 payable in cash or stock with the first payment due upon the execution of the contract. For the quarterly period ended October 31, 2009, the Company issued 416,666 restricted shares of common stock with a fair value of $25,000 on July 30, 2009. For the quarterly period ended January 31, 2009, the Company issued 1,250,000 restricted shares of common stock with a fair value of $25,000 on February 10, 2010. For the quarterly period ended April 30, 2010, the Company issued 625,000 restricted shares of common stock with a fair value of $25,000 on May 3, 2010. During the period ended May 31, 2010, $25,000 has been charged as "Consulting fees and services" related to the shares issued pursuant to this paragraph.

ii)
950,000 restricted shares of the Company’s common stock due within 30 days of the execution of the contract. The Company issued 950,000 restricted shares of common stock with a fair value of $28,500 on July 30, 2009. During the year ended February 28, 2010, $28,500 has been charged as "Consulting fees and services" related to the warrants to be issued pursuant to this paragraph.

iii)
Warrants to purchase 750,000 shares of the Company’s common stock at an exercise price of $0.40 per share. The warrants have not been delivered to DC Consulting as at May 31, 2010. During the year ended February 28, 2010, $20,700 has been charged as "Consulting fees and services" related to the warrants to be issued pursuant to this paragraph, since the Company is committed per the agreement to issue the warrants (estimated using the Black-Scholes option pricing model and the following assumptions: stock price of $0.06 per share, exercise price of $0.40 per share, term of 5 years, expected volatility of 100%, and risk free interest rate of 2.43%).

Note 12. Commitments and Contingencies (continued)

iv)
Warrants to purchase 750,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrants have not been delivered to DC Consulting as at May 31, 2010. During the year ended February 28, 2010, $14,100 has been charged as "Consulting fees and services" related to the warrants to be issued pursuant to this paragraph, since the Company is committed per the agreement to issue the warrants (estimated using the Black-Scholes option pricing model and the following assumptions: stock price of $0.06 per share, exercise price of $1.00 per share, term of 5 years, expected volatility of 100%, and risk free interest rate of 2.43%).

v)	An advisory fee of 7% of the gross proceeds of any financing transaction arranged by DC Consulting.

d)
On August 19, 2009, the Company entered into a Loan Initiation Agreement with Gold Spread Trading Ltd. (“Gold Spread”).  Pursuant to the agreement, the Company may borrow up to $100,000 from Gold Spread until November 27, 2010.  As a one-time loan initiation fee, the Company issued 3,000,000 restricted shares of the Company’s common stock with a fair value of $90,000 to Gold Spread and recorded financing fees of $90,000 in the Statement of Operations for the year ended February 28, 2010 upon execution of the contract.  Refer to Note 9 (e).

e)
On August 27, 2009, the Company entered into a Common Stock Purchase Agreement, a Registration Rights Agreement, a Warrant Purchase Agreement, a Subscription Agreement and a Convertible Note Agreement (collectively the “Agreements”) with Bodie Investment Group Inc. (“Bodie”). Pursuant to the agreement, subject to volume limitations, the Company has the right to sell Bodie over a two year period up to $6,000,000 of the Company’s common stock at a price per share equal to 90% of the average of the three lowest closing bids during the twenty days prior to the put date.  The Company also has the right to sell $100,000 of convertible notes to Bodie.  The closing date of the agreement is the date Bodie advances the $100,000 to the Company.  In consideration for entering into the agreement, the Company issued to Bodie 3,000,000 restricted shares of the Company’s common stock with a fair value of $90,000 and recorded financing fees of $90,000 upon execution of the contract. The Company is also to issue on or before the closing date, Class A warrants to purchase 3,000,000 shares of the Company’s common stock at an exercise price of $0.0001 for five years after issuance and Class B Warrants to purchase 6,000,000 shares of common stock at an exercise price of $0.01 for five years after issuance.  Prior to Bodie’s obligation to purchase any shares, the shares are to be registered in an effective registration statement filed with the SEC.  Refer to Note 9 (f).

f)
On September 1, 2009, the Company entered into a consulting agreement with Global Eye Professional Advisors Ltd. (“Global Eye”) for a period of twelve months expiring on August 31, 2010.  Pursuant to the terms of the agreement, Global Eye will continue to provide consulting services to facilitate long range strategic planning, and to advise the Company in business and/or financial matters.  In consideration for services performed to date and for entering into the agreement the Company issued Global Eye 2,000,000 restricted shares of the Company’s common stock with a fair value of $60,000 on the closing date that has been charged to "Consulting fees and services" during the year ended February 28, 2010.  Refer to Note 9 (g).

Note 12. Commitments and Contingencies (continued)

g)	On October 14, 2009, the Company entered into a lease agreement for space in Ontario Canada. The lease commenced on November 1, 2009 for a term of three years ending on October 31, 2012.

The lease provides for monthly rentals ranging from Cdn $4,414 (approximately $4,230 translated at the May 31, 2010 exchange rate) to Cdn $4,743 (approximately $4,545 translated at the May 31, 2010 exchange rate). Future non-cancellable lease payments at May 31, 2010 are:

Year Ending February 28	Amount
2011 - remainder	$38,695
2012	53,268
2013	36,360
Total	$128,323

Rent expense incurred during the period ended May 31, 2010 totaled $12,087.

h)
On December 1, 2009, the Company entered into two consulting agreements.  Under the agreements, the consultants shall provide maintenance and installation services in consideration for the issuance of a total of 2,000,000 common shares of the Company and reimbursement for reasonable travel and other related expenses.  The Company issued a total of 2,000,000 restricted shares of common stock with a fair value of $20,000 on February 24, 2010 and at May 31, 2010, $10,000 was included in prepaid expenses and $5,000 has been reflected in “Consulting fees and services” for the three months then ended.  The agreements will be in effect for a period of 12 months and may be terminated at any time. Refer to Note 9 (l).

i)
On December 8, 2009, the Company entered into a consulting agreement.  Under the terms of the agreement, the consultant shall provide advice and consulting services in consideration for the issuance of 200,000 common shares of the Company within 60 days after the execution of this agreement.  The Company issued 200,000 restricted shares of common stock with a fair value of $3,000 on February 8, 2010 and at May 31, 2010, $1,500 was included in prepaid expenses and $750 has been reflected in "Consulting fees and services" for the three month period then ended. In addition, upon the implementation of an incentive stock option plan by the Company, the consultant will be eligible to receive stock options, the number to be determined by March 31, 2010.  This agreement will be in effect for a period of 12 months and is renewable upon reasonable terms and conditions agreed to by the Company and the consultant. Refer to Note 9 (i). As of the date of issuance of these financial statements, the Company has not yet finalized the incentive stock option plan.

Note 12. Commitments and Contingencies (continued)

j)
On March 1, 2010, the Company entered into a consulting agreement with a former director and chief financial officer (to June 15, 2009). The consultant will provide business consulting services. If the consultant is materially involved in a completed transaction with a company introduced by the Company, the consultant will receive 5% of the total value of the transaction in the same ratio of cash and/or stock as the transaction.  If the company is introduced by the consultant, the consultant will receive 8% of the total value of the transaction in the same ratio of cash and/or stock as the transaction. The agreement is for a term of six months. On March 15, 2010, the Company issued the consultant 3,500,000 restricted shares of common stock with a fair value of $70,000 as a fee upon execution of the agreement.  At May 31, 2010, $35,000 was included in prepaid expenses.  Refer to Note 9 (m).

k)
On March 31, 2010, the Company entered into a public relations and corporate communications agreement with a consulting firm. Either party may terminate the agreement on 30 days written notice to the other party. The agreement is for a term of six months.  On March 31, 2010, the Company issued 3,000,000 restricted shares of common stock with a fair value of $45,000.  At May 31, 2010, $30,000 was included in prepaid expenses. Refer to 9 (p).

l)
On March 15, 2010, the Company entered into a technical agreement with a firm to retain qualified technicians to perform maintenance and installation services for the Company. The agreement is for a term of twelve months.  On March 15, 2010, the Company issued 2,000,000 restricted shares of common stock to the technician with a fair value of $40,000. At May 31, 2010, $31,667 was included in prepaid expenses. Refer to 9 (o).

Note 13. Warrants to Purchase Common Stock

A summary of warrant activity for the year ended February 28, 2010 and for the three months ended May 31, 2010 is as follows:

Outstanding at February 28, 2009	308,000
Granted and issued	2,026,667
Exercised	–
Forfeited/cancelled/expired	(334,667)
Outstanding at February 28, 2010	2,000,000
Granted and issued	–
Exercised	–
Forfeited/cancelled/expired	–
Outstanding at May 1, 2010	2,000,000

Note 13. Warrants to Purchase Common Stock (continued)

Warrants outstanding at May 31, 2010 consist of:

Date Granted	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date

November 1, 2009	500,000	500,000	$0.05	November 1, 2010 (exercise price is $0.10 per share after November 1, 2010)
July 22, 2009	750,000	750,000	$0.40	July 22, 2014
July 22, 2009	750,000	750,000	$1.00	July 22, 2014
Total	2,000,000	2,000,000

Note 14  Fair Value Measurements

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

Note 14. Fair Value Measurements (continued)

Level 3

Level 3 applies to assets and liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity.

Pursuant to ASC 825, the fair value of our cash equivalents (when existing) is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations. At May 31, 2010 and February 28, 2010, we had no assets or liabilities measured at fair value on a recurring basis.

Note 15. European Distribution Agreement

On August 27, 2008, the Company entered into a distribution agreement with Technical Environmental Solutions Europe, Ltd. ("TESEL") whereby the Company granted TESEL the sole and exclusive right to market, sell and distribute Company products to its clients and dealers in the European Union, including Turkey. The agreement, which commenced immediately, will remain in effect until terminated by TESEL or the Company, as permitted by the agreement. The agreement provides that the Company be capable of delivering a minimum number of manufactured units a month based on receiving reasonable notice and allows the Company to set new prices on products purchased, with limitations for the first 6 months. The agreement provides for penalties to be imposed on TESEL for distribution of Company competitor products. The agreement, which expires in 5 years, is automatically renewable if the distributor has met defined sales targets. The agreement also provides for TESEL to receive a portion of environmental credits generated in its territory.

Note 16. Subsequent Events

a)
On June 2, 2010, the Company issued a total of 7,500,000 restricted shares of common stock to the three holders of the $550,000 convertible note in satisfaction of a total of $300,000 of the note payable representing a conversion price of $0.04 per share on the conversion date. Subsequent to May 31, 2010, the Company re-negotiated the payment terms with the lenders.  The parties have agreed to defer the quarterly interest payments due at the end of March, June, September, and December 2010 to December 31, 2010 and increase the interest rate from 5% per annum to 8% per annum.  Refer to Note 6.

b)	On July 2, 2010, the Company issued a total of 1,666,667 restricted shares of common stock to Gold Spread Trading Ltd. in exchange for the cancellation of the $50,000 loan. Refer to Note 6.

Note 16. Subsequent Events (continued)

c)
On July 6, 2010, the Company issued a total of 500,000 restricted shares of common stock to three individuals pursuant to a consulting agreement dated July 1, 2010. The consulting agreement has a term of 60 days and provides for the provision of investor relations and public relations services to the Company for compensation, in addition to the 500,000 restricted shares, of $7,000 per month payable in cash or common stock (based on the closing price of the stock on the dates that the payments are due).

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

The Company’s current activities include sales of its products, marketing, capital formation, research and development, and building infrastructure.  The Company incurred a loss of $215,343 for the quarter ended May 31, 2010 and had an accumulated deficit of $4,586,425 since inception.  The Company’s ability to continue as a going concern is uncertain.  While management of the Company believes that the Company will be successful in its current and planned operating activities, there can be no assurance that the Company will be successful in the achievement of sales of its products that will generate sufficient revenues to earn a profit and sustain the operations of the Company.  The Company also intends to conduct additional capital formation activities through the issuance of its common stock and loans.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has not established sufficient sources of revenues to cover its operating costs and expenses.  As such, it has incurred an operating loss since inception.  Further, as of May 31, 2010 and as of May 31, 2009, the cash resources of the Company were insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

We are actively pursuing financing options.

Our Business

The License: We manufacture and sell the ERD-3.0 pursuant to a license from China Bright Technology Development Limited (“China Bright”), a Chinese corporation located in Hong Kong.  We have the right to use all of China Bright’s patent and intellectual rights for the purpose of manufacturing, marketing, and distributing products designed to reduce gas emissions by motor vehicles. The China Bright patents and intellectual rights are directed at the use of hydrogen technology to reduce gas emissions in motor vehicles. The territory to be covered by the license is the European Union and the United States of America. The price for the license was $3,500,000, payable as follows: $300,000 on August 13, 2008; $1,000,000 by December 31, 2008; $1,000,000 by March 31, 2009; and, $1,200,000 by August 31, 2009. The License Agreement provides that if the $1,200,000 payment is made, the Company is to issue the Principal an amount equal to the value of 60% of the Company’s issued and outstanding common shares by way of allotment and issuance to the Principal of 43,470,000 of the Company’s common shares representing 60% of the total issued and outstanding shares of the Company as at such time, as soon as the License Price is met in accordance with all applicable laws. The Company must also use its best efforts to provide $3,500,000 of funding for business development payable on the same schedule as the license fee payments noted above.  The Company must also use its best efforts to fund a $2,000,000 product and investor awareness marketing campaign through the issuance of shares.

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

On December 31, 2009, the Company entered into amendment no. 2 to the License Agreement.  Pursuant to this amendment, the $1,000,000 due December 31, 2009 and the $500,000 due August 9, 2009 (of the $4,000,000 total due to the Licensor of the License Agreement at December 31, 2009) was reduced to a total of $550,000 due January 14, 2010. If the Company failed to make the $550,000 payment to Licensor by January 14, 2010, Licensor would have had the right to immediately terminate the license agreement.  The $550,000 was paid on January 14, 2010 by a third party on behalf of the Company.

The term of the Comprehensive License is 20 years. In the event of failure by the Company to fulfill any of its obligations under the Agreement, the Agreement and Comprehensive License may be terminated by the Licensor with 120 days notice.

Our Product: We have developed a proprietary process of hydrogen generation using environmentally safe materials and techniques that can take place onboard a vehicle. Management believes that the addition of this onboard hydrogen generating technology eliminates the need for hydrogen storage on the vehicle, potentially making the vehicle lighter and safer, and reducing its reliance on an infrastructure to provide hydrogen.

The Emission Reduction Device 3.0 (“ERD-3.0”) is designed for installation on all vehicles with an internal combustion engine (“ICE”). The compact, self-contained ERD-3.0 includes a proprietary modular multiple cell Electrolyser (creates electrolysis) Unit for an internal combustion engine that can be retrofitted to any type of ICE to enhance the combustion process, independent of the fuel used (gasoline, diesel, ethanol or propane/natural gas).

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

Real-World Pilot Testing: In early summer 2008, we installed our ERD units in transportation vehicles in the United Kingdom and France. Testing, verification and validation of the efficacy of the ERD technology on European transportation engines is nearing completion and is expected to complete in the next quarter.

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

Marketing and Distribution

Europe:  On August 27, 2008, we entered into a distribution agreement with Technical Environmental Solutions Europe, Ltd. ("TESEL") whereby we granted TESEL the sole and exclusive right to market, sell and distribute Company products to its clients and dealers in the European Union, including Turkey. The agreement, which commenced immediately, will remain in effect until terminated by TESEL or us, as permitted by the agreement. The agreement provides that we must be capable of delivering a minimum number of manufactured units a month based on receiving reasonable notice and allows us to set new prices on products purchased, with limitations for the first 6 months. The agreement provides for penalties to be imposed on TESEL for distribution of Company competitor products. The agreement, which expires in 5 years, is automatically renewable if the distributor has met defined sales targets. The agreement also provides for TESEL to receive a portion of environmental credits generated in its territory.

Through our relationship with TESEL, we are in discussions with some of the world’s largest transportation companies as well as German, Irish and Slovakian companies to distribute and sell our ERD-3.0 units. We have begun our commercial sales this quarter ended May 31, 2010 by selling 2 units to an Irish transportation company.

North America:  In December 2009, we entered into a twelve (12) month contract with a private Arizona company that has extensive knowledge and experience in the regulatory environment of the United States and, in particular, regarding rules and regulations of certifying and/ verifying emissions reduction technologies through various United States governmental agencies. Under the terms of this contract, GreenChek will be actively assisted through the verification process for its ERD technology in the State of California and various other states with alternative energy technology incentives.  Furthermore, we will be implementing a long term marketing and sales strategy that is aimed at achieving commercialization of the ERD technology in Mexico, Central America and South America. In consideration, we issued 200,000 shares of common stock to the consultant and agreed to agree on certain milestones for additional option shares.  Through this agreement, we have begun discussions with distribution, as well as transportation companies in India, Central America and Africa.

China:  Subsequent to the quarter ended May 31, 2010, we entered into a Letter of Intent with a Hong Kong company which we expect to result in a purchase order for 15 ERD-3.0 units.

Patents and Trademarks

We own no patents or trademarks.

Limited Operating History and Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We have just completed our second year of development operations and have just begun to generate revenues from our activities. In March 2010, we sold 2 ERD-3.0 units to an Irish transportation company through our distribution partner in Europe. Subsequent to our quarter ended May 31, 2010, we entered into a Letter of Intent with a Hong Kong company which we expect to result in a purchase order for 15 ERD-3.0 units. Although we expect to generate more revenues from our business activities, there is no guarantee we will be successful. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in manufacturing our product, and possible cost overruns due to price and cost increases in parts and services.  Because we have no operating history we cannot reliably forecast our future operations.

            The development and marketing of new technology is also capital intensive.  We have funded our current operations either from the sale of our common stock or through loans made by our chief executive officer and directors and, more recently, from private investors. We have utilized funds obtained to date for corporate organizational purposes, license payments and, parts and supplies purchases to manufacture our product.

In the short term, we require additional funding for legal and auditing fees, manufacturing costs of our ERD-3.0, accounts payables and general operating expenses.

To become profitable and competitive, we must sell a sufficient number of ERD-3.0 units to generate substantial revenues and profits.

We have no assurance that financing will be available to us on satisfactory terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our activities. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

Net Loss. We incurred a net loss of $215,343 for the quarter ended May 31, 2010, compared to a net loss of $138,121 for the quarter ended May 31, 2009. This was mainly due to an increase of $84,731 in consulting fees and services in which, for the quarter ended May 31, 2010 was $99,731 and for the quarter ended May 31, 2009 was $15,000. Also, general and administrative expenses increased by $22,770 in which, for the quarter ended May 31, 2010 was $63,957 and for the quarter ended May 31, 2009 was $41,187.  These increases for the period ended May 31, 2010 were associated with an increase in the Company’s activities such as investor relations services and business advisory services. We have incurred losses since inception and had a working capital deficiency of $2,774,881 at May 31, 2010.

Our ability to achieve profitable operations depends on developing revenue through the sale and distribution of our ERD-3.0 product both domestically and abroad. Our expectations are that we will not begin to show profitable operating results until our next fiscal year.

Operating Expenses. We incurred operating expenses of $165,838 for the quarter ended May 31, 2010, compared to operating expenses of $78,171 for the quarter ended May 31, 2009. Operating expenses for the quarter ended May 31, 2010 included i) $63,957 in general and administrative expenses; ii) $99,731 in consulting fees and services and; iii) $2,150 in research and development.

For the quarter ended May 31, 2010, we have seen our European pilot projects to their near completion phase. We have sold 2 of our ERD-3.0 units to a transportation company in Ireland. We expect to generate more revenues through the sale of our units.

Liquidity and Capital Resources

Cash on hand as of July 15, 2010 is $-0-. Net cash used for operating activities was $57,881 for the quarter ended May 31, 2010 compared to operating activities of $55, 496 for the quarter ended May 31, 2010. We anticipate that overhead costs will increase in the near term as we increase our inventory to manufacture the ERD-3.0 units.

Cash used in investing activities was $-0- for the quarter ended May 31, 2010 and $3,927 for the purchase of new computers for the quarter ended May 31, 2009.

Cash flows provided by financing activities accounted for $58,271 for the quarter ended May 31, 2010 compared to financing activities of $65,242 for the quarter ended May 31, 2009.

 Limited Capital

We are currently in discussions with investors to raise the funds necessary to manufacture the ERD-3.0 units and continue our business activities. At the present time, we have no commitments for any additional financing, and there can be no assurance that, if needed, additional capital will be available to use on commercially acceptable terms or at all. Our failure to raise capital as needed would significantly restrict our growth and hinder our ability to compete. We may need to curtail expenses, and forgo business opportunities. Additional equity financings are likely to be dilutive to holders of our common stock and debt financing, if available, may involve significant payment obligations and covenants that restrict how we operate our business. If we are unable to secure funds to finance our operations, we may examine other possibilities, including, but not limited to, mergers or acquisitions.

Management believes the ability of the Company to continue as a going concern, earn revenues and achieve profitability is highly dependent on a number of factors including, but not limited to: our ability to improve and continue to manufacture our product; obtain sufficient financing; market our product; and to fulfill current or future purchase orders.  To the end of the calendar year, operations are dependent on securing financing of approximately $500,000. For the next year ending February 28, 2011, our goal is to sell a minimum of 300 ERD-3.0 units.  Assuming this sales level is achieved, we expect that we could turn cash flow positive in early 2011.

Subsequent Events

On June 2, 2010, the Company issued a total of 7,500,000 restricted shares of common stock to the three holders of the $550,000 convertible note in satisfaction of a total of $300,000 of the note payable representing a conversion price of $0.04 per share on the conversion date. Subsequent to the period ended May 31, 2010, the Company has re-negotiated the payment terms with the lenders.  The parties have agreed to defer the quarterly interest payments due at the end of March, June, September, and December 2010 to December 31, 2010 and increase the interest rate from 5% per annum to 8% per annum.

On July 2, 2010, the Company issued a total of 1,666,667 restricted shares of common stock to Gold Spread Trading Ltd. in exchange for the cancellation of the $50,000 loan that was due on April 30, 2010.

On July 6, 2010, the Company issued a total of 500,000 restricted shares of common stock to three individuals pursuant to a consulting agreement dated July 1, 2010. The consulting agreement has a term of 60 days and provides for the provision of investor relations and public relations services to the Company for compensation, in addition to the 500,000 restricted shares, of $7,000 per month payable in cash or common stock (based on the closing price of the stock on the dates that the payments are due).

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

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended May 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.      RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 15, 2010, the Company issued a consultant 3,500,000 restricted common shares as a fee upon execution of a business advisory agreement.

On March 15, 2010, 1,625,000 restricted shares were issued as payment in full of a $32,500 loan to Gold Spread, pursuant to the loan agreement signed on January 1, 2010.

On March 15, 2010, 2,000,000 restricted shares were issued to a technician with a fair value of $40,000 pursuant to a technical consulting agreement.

On March 30, 2010, 3,000,000 restricted shares were issued to Equiti-Trend Advisors, LLC pursuant to a public relations and communications services agreement.

On May 3, 2010, the Company issued 625,000 restricted shares of common stock to DC Consulting for services rendered for the quarterly period ended April 30, 2009.

Subsequent to the quarter ended May 31, 2010, on June 2, 2010, the Company issued a total of 7,500,000 restricted shares of common stock to the three holders of the $550,000 convertible note in satisfaction of a total of $300,000 of the note payable representing a conversion price of $0.04 per share on the conversion date.

Subsequent to the quarter ended May 31, 2010, on July 2, 2010, the Company issued a total of 1,666,667 restricted shares of common stock to Gold Spread Trading Ltd. in exchange for the cancellation of the $50,000 loan that was due on April 30, 2010.

Subsequent to the quarter ended May 31, 2010, on July 6, 2010, the Company issued a total of 500,000 restricted shares of common stock to three individuals pursuant to a consulting agreement dated July 1, 2010.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.         [REMOVED AND RESERVED].

ITEM 5.	OTHER INFORMATION

On May 14, 2010, the Company cancelled 35,000,000 shares of common stock held by the former President of the Company pursuant to a Return to Treasury Agreement.  On October 21, 2008, the Company entered into a Return to Treasury Agreement with Pardeep Sarai, former majority stockholder and chief executive officer of the Company (“Sarai”), whereby the Company agreed to purchase 35,000,000 shares of the Company's common stock owned by Sarai for $100,000. Pursuant to this agreement, the Company paid $75,000 to Sarai on October 21, 2008. The agreement provided that the 35,000,000 shares were to be returned to Sarai if the Company failed to pay the remaining $25,000 to Sarai by March 1, 2009 (which date was extended to June 30, 2009 under an Amendment to Agreement dated May 19, 2009 between the Company and Sarai and further extended under a verbal agreement) or if certain transactions contemplated by the License Agreement did not occur. On May 14, 2010, pursuant to another Amendment to Agreement dated October 21, 2008, the Company issued a $25,000 promissory note (interest at 11% and due May 13, 2011) to Sarai who surrendered 35,000,000 shares to the Company upon the issuance of the May 14, 2010 promissory note.

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 20th day of July, 2010.

GREENCHEK TECHNOLOGY, INC.
(Registrant)

BY:	/s/ Lincoln Parke
Lincoln Parke
President, Secretary, Treasurer, Principal executive and financial officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Lincoln Parke	Director	July 20, 2010
Lincoln Parke

/s/Andrew Chen	Director	July 20, 2010
Andrew Chen

/s/ Xin Wang	Director	July 20, 2010
Xin Wang

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.