Form 10-Q
period 2010-08-31
GreenChek Technology Inc.
filed 2010-10-20
CIK 1401671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2010

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

(407) 792-3332
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 78,763,000 as of October 20, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

GreenChek Technology Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

		August 31,	February, 28
		2010	2010
		(Unaudited)

	ASSETS
Current Assets
Cash		$326	$2,048
Inventory (Note 3)		68,397	51,660
Prepaid expenses and other current assets		62,160	33,217
Total current assets		130,883	86,925
License agreement costs, net of accumulated
amortization and allowance for impairment (Note 4)		-	-
Equipment, net (Note 5)		2,513	2,938
Total Assets		$133,396	$89,863

	LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued liabilities		$95,833	$53,796
Notes and loans payable - current portion (Note 6)		140,203	79,423
Deferred revenue		-	5,067
Due to related parties (Note 7)		363,748	268,703
Derivative liability		61,773	-
Amount due to licensor of license agreement (Note 8)		2,500,000	2,500,000
Total Current Liabilities		3,161,557	2,906,989
Notes and loans payable - non-current portion (Note 6)		-	160,692
Total liabilities		3,161,557	3,067,681

Stockholders' Deficiency
Preferred Stock, $0.00001 par value;
authorized 100,000,000 shares, none issued and outstanding		-	-
Common Stock, $0.00001 par value; authorized 100,000,000 shares,
issued 75,088,000 and 88,631,333 shares, respectively		751	886
Additional paid-in capital		1,955,013	1,492,378
Common stock to be issued		12,062	-
Treasury Stock, 35,000,000 shares held at February 28, 2010		-	(100,000)
Deficit accumulated during the development stage		(4,995,987)	(4,371,082)
Total Stockholders' Deficiency		(3,028,161)	(2,977,818)
Total Liabilities and Stockholders' Deficiency		$133,396	$89,863

See notes to financial statements.

GreenChek Technology Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	For the three month period ended August 31, 2010	For the three month period ended August 31, 2009	For the six month period ended August 31, 2010	For the six month period ended August 31, 2009	Period from September 12, 2006 (Date of Inception) To August 31, 2010
		(As reclassified)		(As reclassified)	(As reclassified)

Sales	$-	$-	$5,067	$-	$5,067
Cost of sales	-	-	7,000	-	7,000
Gross profit (loss)	-	-	(1,933)	-	(1,933)

Costs and expenses
General and administrative expenses	77,307	42,488	141,264	83,675	414,142
Consulting fees and services	123,061	32,489	222,792	47,489	442,708
Research and development	1,521	10,958	3,671	32,942	162,500
Amortization of license agreement costs	-	-	-	-	20,394
Provision for impairment of license agreement costs	-	-	-	-	3,081,184
Total costs and expenses	201,889	85,935	367,727	164,106	4,120,928

Loss From Operations	(201,889)	(85,935)	(369,660)	(164,106)	(4,122,861)
Other Income (Expense)
Imputed interest expense on amount due licensor of license agreement	-	(36,244)	-	(96,194)	(398,422)
Interest expense on notes and loans payable	(34,935)	-	(82,507)	-	(204,981)
Loss on writeoff of unamortized debt discount on settlement of debt	(160,965)	-	(160,965)	-	(160,965)
Interest expense in connection with amendment to License Agreement (Note 4)	-	(800,000)	-	(800,000)	(800,000)
Debt financing fees	-	(180,000)	-	(180,000)	(180,000)
Reduction in amount due licensor of license agreement pursuant to
amendment 2 (Note 4)	-	-	-	-	950,000
Loss on change in fair value of derivative liability (Note 6)	(11,773)	-	(11,773)	-	(22,466)
Total Other Expenses	(207,673)	(1,016,244)	(255,245)	(1,076,194)	(816,834)
Net Loss From Continuing Operations	(409,562)	(1,102,179)	(624,905)	(1,240,300)	(4,939,695)

Discontinued operations	-	-	-	-	(56,292)
Net Loss	$(409,562)	$(1,102,179)	$(624,905)	$(1,240,300)	$(4,995,987)

Net loss per share - basic and diluted
Continuing Operations	$(0.01)	$(0.04)	$(0.01)	$(0.04)	$(0.07)
Discontinued Operations	-	-	-	-	-
Total	$(0.01)	$(0.04)	$(0.01)	$(0.04)	$(0.07)

Weighted Average Shares Outstanding
Basic and Diluted	72,843,000	30,499,000	67,313,000	29,893,000	71,451,000

See notes to financial statements.

GreenChek Technology Inc.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the Period September 12, 2006 (Inception) to August 31, 2010
(Expressed in US Dollars)
(Unaudited)
							Deficit	Total Stockholders' Equity
							Accumulated
	Common Stock, $0.00001 par value		Additional			Common	During the
			Paid-in	Treasury Stock		Stock	Development
	Shares	Amount	Capital	Shares	Amount	Subscribed	Stage	(Deficiency)

Common shares sold for cash at $0.00014 per share	35,000,000	$350	$4,650	-	$-	$-	$-	$5,000
Common shares sold for cash at $0.00143 per share,
less offering costs of $12,500	27,090,000	271	25,929	-	-	-	-	26,200
Donated services and expenses	-	-	4,500	-	-	-	-	4,500
Net Loss	-	-	-	-	-	-	(11,777)	(11,777)
Balance - February 28, 2007	62,090,000	621	35,079	-	-	-	(11,777)	23,923
Common stock sold for cash at 0.00143 per share
less offering costs of $10,000	1,890,000	19	(7,319)	-	-	-	-	(7,300)
Donated services and expenses	-	-	9,000	-	-	-	-	9,000
Net Loss	-	-	-	-	-	-	(37,608)	(37,608)
Balance - February 29, 2008	63,980,000	640	36,760	-	-	-	(49,385)	(11,985)
Units sold for cash at $0.75 per Unit	308,000	3	230,997	-	-	-	-	231,000
Finders' fee	-	-	(23,100)	-	-	-	-	(23,100)
Donated services and expenses	-	-	7,500	-	-	-	-	7,500
Purchase of treasury stock	-	-	-	(35,000,000)	(100,000)	-	-	(100,000)
Net Loss	-	-	-	-	-	-	(3,627,489)	(3,627,489)
Balance - February 28, 2009	64,288,000	643	252,157	(35,000,000)	(100,000)	-	(3,676,874)	(3,524,074)
Units sold for cash at $0.75 per Unit	26,667	-	20,000	-	-	-	-	20,000
Finders' fee	-	-	(2,950)	-	-	-	-	(2,950)
Debt financing fees	6,000,000	60	179,940	-	-	-	-	180,000
Stock-based compensation	8,316,666	83	221,217	-	-	-	-	221,300
Fair value of warrants authorized in connection with $50,000 loan payable	-	-	8,431	-	-	-	-	8,431
Conversion of $300,000 due to Chief Executive Officer of Company at $0.03 per share	10,000,000	100	399,900	-	-	-	-	400,000
Conversion feature of $550,000, 5% convertible note payable	-	-	413,683	-	-	-	-	413,683
Net Loss	-	-	-	-	-	-	(694,208)	(694,208)
Balance - February 28, 2010	88,631,333	886	1,492,378	(35,000,000)	(100,000)	-	(4,371,082)	(2,977,818)
Stock based compensation	10,665,000	107	212,393	-	-	-	-	212,500
Settlement of loans via issuance of common stock	10,791,667	108	349,892	-	-	-	-	350,000
Cancellation of treasury shares	(35,000,000)	(350)	(99,650)	35,000,000	100,000	-	-	-
Shares to be issued	-	-	-	-	-	12,062	-	12,062
Net Loss	-	-	-	-	-	-	(624,905)	(624,905)
Balance - August 31, 2010	75,088,000	$751	$1,955,013	-	-	$12,062	$(4,995,987)	$(3,028,161)

See notes to financial statements.

GreenChek Technology Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	For the six month period ended August 31, 2010	For the six month period ended August 31, 2009	Period from September 12, 2006 (Date of Inception) To August 31, 2010

Cash Flows from Operating Activities
Net loss	$(624,905)	$(1,240,300)	$(4,995,987)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Amortization of license agreement costs	-	-	20,394
Depreciation of equipment	425	494	1,414
Provision for impairment of license agreement costs	-	-	3,081,184
Imputed interest expense accreted on amount due to licensor of license agreement	-	96,194	398,422
Interest accreted from unamortized debt discounts	82,507	-	201,543
Loss on writeoff of unamortized debt discount on settlement of debt	160,965	-	160,965
Donated services and expenses	-	-	21,000
Impairment of mineral property costs	-	-	3,300
Interest expense added to amount due licensor in connection with amendment to license agreement	-	800,000	800,000
Financing fees	-	180,000	180,000
Stock based compensation - consulting fees and services	211,895	32,489	410,945
Loss on re-valuation of derivative liability	11,773	-	22,466
Reduction in amount due licensor of license agreement pursuant to amendment 2	-	-	(950,000)
Changes in operating assets and liabilities:
Inventory	(16,737)	(76,000)	(68,397)
Prepaid expenses and other current assets	(16,276)	(66)	(27,243)
Accounts payable and accrued liabilities	49,474	66,780	103,270
Deferred revenue	(5,067)	-	-
Net cash used in operating activities	(145,946)	(140,409)	(636,724)

Cash Flows from Investing Activities
Mineral property acquisition costs	-	-	(3,300)
Purchase of equipment	-	(3,927)	(3,927)
Net cash used in investing activities	-	(3,927)	(7,227)

Cash Flows from Financing Activities
Proceeds from sales of common stock	-	17,050	297,400
Purchase of treasury stock	-	-	(100,000)
Offering costs incurred	-	-	(48,550)
Proceeds from notes and loans payable	50,000	-	132,500
Due to related parties	94,224	126,930	362,927
Net cash provided by financing activities	144,224	143,980	644,277

Increase (decrease) in cash	(1,722)	(356)	326

Cash - beginning of period	2,048	391	-

Cash - end of period	$326	$35	$326

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash investing activity:
Acquisition of license agreement in exchange for debt due seller, less imputed interest	$-	$-	$3,101,578
Non-cash financing activity:
Payment by third party to licensor of license agreement in exchange for 5% convertible note payable	$-	$-	$550,000
Conversion of $300,000 amount due to Chief Executive Officer of Company into 10,000,000 shares of common stock	$-	$-	$300,000
Repayment of amount due licensor of license agreement in exchange for increase in amount due to Chief Executive Officer of Company	$-	$-	$300,000
Issuance of common stock to settle loan and note payable	$382,500	$-	$382,500

See notes to financial statements.

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2010
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never paid any dividends and is unlikely to pay dividends in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2010, the Company has accumulated losses of $4,995,987 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2.        Interim Financial Information

The unaudited financial statements as of August 31, 2010 and for the three and six months ended August 31, 2010 and 2009 and for the period September 12, 2006 (inception) to August 31, 2010 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of August 31, 2010 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six month periods ended August 31, 2010 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending February 28, 2011. The balance sheet at February 28, 2010 has been derived from the audited financial statements at that date.

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

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2010
(Unaudited)

Note 3.       Inventory

Inventory consists of:
	August 31, 2010	February 28, 2010

Raw materials and work in progress held at manufacturer’s premises	$43,897	$20,160
Finished goods	24,500	31,500
Total	$68,397	$51,660

Note 4.       License Agreement Costs, Net

License agreement costs, net, at August 31, 2010 and February 28, 2010 consist of:

License price, less $398,422 discount for imputed interest	$3,101,578
Less accumulated amortization	(20,394)
Less allowance for impairment	(3,081,184)
License agreement costs, net	$-

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
August 31, 2010
(Unaudited)

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

Note 5.        Equipment, Net

Equipment, net, consists of:

	August 31, 2010	February 28, 2010

Equipment	$3,927	$3,927
Less accumulated depreciation	(1,414)	(989)
Total	$2,513	$2,938

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2010
(Unaudited)

Note 6.        Notes and Loans Payable

Notes and loans payable consist of:

	August 31, 2010	February 28, 2010

Unsecured convertible note payable to Gold Spread Trading Limited (“Gold Spread”), and two other corporations (See Notes 9(e) and 11(d)) with an original face value of $550,000, interest at 8% payable on December 31, 2010, due June 30, 2011 (less unamortized debt discount of $118,483 and $389,308, respectively)	$131,517	$160,692

Unsecured convertible note payable to Asher Enterprises, Inc. (“Asher”) with a face value of $50,000, interest at 8% due May 11, 2011 (less unamortized debt discount of $45,314)	4,686	-

Loan payable to Gold Spread with face value of $50,000, interest at 0%, due April 30, 2010 (less unamortized debt discount of $0 and $3,077, respectively), satisfied July 2, 2010 by the issuance of 1,666,667 shares of Company common stock	-	46,923

Loan payable to Gold Spread with face value of $32,500, interest at 0%, to be repaid by the issuance of 1,625,000 shares of Company common stock (which occurred March 15, 2010)	-	32,500

Loan payable to Gold Spread, interest at 0%, due on demand	4,000

Total	140,203	240,115
Current portion	(140,203)	(79,423)

Non-current portion	$-	$160,692

The $550,000 convertible note was issued in connection with the lenders’ payment of 4,265,420 Hong Kong dollars (approximately $550,000) to the Licensor on January 14, 2010 in satisfaction of the Company’s obligation to Licensor under amendment no. 2 to the License Agreement (see Note 4). In the event of default, the interest rate increases to 8% per annum.  The loan was convertible at a price of $0.02 per share in minimum increments of 50,000 shares.  In addition, the conversion price of the convertible note is to be adjusted in the event of any stock splits, stock dividends, recapitalizations, reverse stock splits, or merger, consolidation or sale of assets.  The Company recognized the intrinsic value of the embedded beneficial conversion feature of $413,683 as additional paid-in capital and an equivalent discount that reduced the carrying value of the convertible debenture to $136,317. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan. On March 15, 2010, the Company and the three holders of the $550,000 convertible note agreed to amend the conversion price from

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2010
(Unaudited)

Note 6.        Notes and Loans Payable (continued)

$0.02 per share to a conversion price equal to the closing bid price on conversion notice date and in increments of 25,000 shares.

On March 31, 2010, the Company did not make the interest payment of $6,875 which was due then. The Company re-negotiated the payment terms with the lender and the parties have agreed to defer the quarterly interest payments due at the end of March, June, September, and December 2010 to December 31, 2010 and increase the interest rate from 5% per annum to 8% per annum.  As at August 31, 2010, the carrying value of the loan was $131,517 and interest expense of $76,030 had been recorded. In addition, interest expense for the six months ended August 31, 2010 includes $15,702, representing $3,437 of interest at 5% and $12,265 of interest at 8%. At August 31, 2010 and February 28, 2010, accrued interest expense reflected as a liability in the Balance Sheets related to the note totalled $19,381 and $3,438, respectively. On June 2, 2010, the holders of the convertible note decided to convert $300,000 of the $550,000 note and the Company issued a total of 7,500,000 restricted shares of common stock at $0.04 per share. The remaining $160,965 unamortized debt discount on June 2, 2010 relating to the $300,000 debt was expensed as “ Loss on writeoff of unamortized debt discount on settlement of debt” in the three months ended August 31, 2010.

The $50,000 convertible note payable to Asher was issued on August 5, 2010 and is due on May 11, 2011.  The note bears interest at 8% per annum and interest of 22% will be charged on the outstanding balance in the event of default.  The loan is convertible at a price of 62% multiplied by the average of the lowest three trading prices for the common stock during the ten day trading period ending one day prior to the date the conversion notice is sent.  In addition, the conversion price of the convertible note is to be adjusted in the event of any stock splits, stock dividends, recapitalizations, reverse stock splits, or merger, consolidation or sale of assets.  The Company recognized the intrinsic value of the embedded beneficial conversion feature of $60,783 as a derivative liability and a loss of $10,783 was recorded on the fair value of the derivative liability which reduced the carrying value of the convertible note to $0.  The discount of $50,000 is being expensed over the term of the loan to increase the carrying value to the face value of the loan.  The fair value of the derivative liability at August 31, 2010 was $61,773 and a loss of $990 for the six months ended August 31, 2010 was recorded on the change in the fair value of the derivative liability.  As at August 31, 2010, the carrying values of the convertible note and interest expense recorded thereon were $4,686. At August 31, 2010, accrued interest expense reflected as a liability in the Balance Sheets related to the note totalled $285.

The $50,000 loan payable to Gold Spread arose in connection with a loan agreement dated November 1, 2009. Pursuant to the loan agreement, the Company agreed to issue 500,000 common share purchase warrants exercisable for two years at an exercise price of $0.05 for the first year and $0.10 for the second year. On November 1, 2009, the Company recognized the fair value of the warrants of $8,431 as additional paid-in capital and an equivalent discount that reduced the carrying value of the loan to $41,569.  The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan.  As at August 31, 2010, interest expense of $8,431 had been recorded. On July 2, 2010, the Company issued 1,666,667 shares of common stock in exchange for the cancellation and termination of the $50,000 loan.

The $4,000 loan arose in connection with additional funding received from Gold Spread Trading Limited by the Company during the period ended August 31, 2010. The loan is free of interest and is due on demand.

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2010
(Unaudited)

Note 7.        Due to Related Parties

Due to related parties consist of:

	August 31, 2010	February 28, 2010
Due to chief executive officer:
Accrued management fees	$88,481	$61,801
Other, non-interest bearing, no repayment terms	111,277	103,802
Due to former majority stockholder and chief executive officer:
Amount due relating to the Company's purchase of treasury stock (see Note 9(b))	25,000	25,000
Other, non-interest bearing, no repayment terms	17,430	16,675
Due to former director and chief strategy officer for consulting services	4,688	4,800
Due to former director and chief financial officer, non-interest bearing, no repayment terms	116,873	56,625
Total	$363,749	$268,703

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

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2010
(Unaudited)

Note 8.        Amount due to Licensor of License Agreement

Amount due to licensor of license agreement consists of:

	August 31, 2010	February 28, 2010
Amount due March 31, 2010	$1,000,000	$1,000,000
Amount due August 31, 2010	1,200,000	1,200,000
Amount due under Amendment to License Agreement dated July 10, 2009: Amount due August 31, 2010	300,000	300,000
Net	$2,500,000	$2,500,000

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
August 31, 2010
(Unaudited)

Note 9.        Common Stock (continued)

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

d)
On July 30, 2009, the Company issued 1,866,666 restricted shares of common stock with a fair value of $68,500 to DC Consulting LLC (DC Consulting) pursuant to the consulting agreements described in Notes 11 (b) and (c).

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

i)	On February 8, 2010, the Company issued 200,000 restricted shares of common stock with a fair value of $3,000 to a Consultant pursuant to the consulting agreement described in Note 11 (i).

j)	On February 10, 2010, the Company issued 1,250,000 restricted shares of common stock with a fair value of $25,000 to DC Consulting pursuant to the consulting agreement described in Note 11(c).

k)	Effective February 23, 2010, the Company issued 10,000,000 restricted shares of common stock with a fair value of $300,000 upon conversion of the loan described in Note 7.

l)	On February 24, 2010, the Company issued 2,000,000 restricted shares of common stock with a fair value of $20,000 pursuant to the consulting agreements described in Note 11(h).

m)	On March 1, 2010, the Company issued 3,500,000 restricted shares of common stock with a fair value of $70,000 pursuant to the consulting agreement described in Note 11(j).

n)
On March 15, 2010, 1,625,000 restricted shares were issued as payment in full of the $32,500 loan from Gold Spread, according to the terms of the loan agreement signed on January 1, 2010. Refer to Note 6.

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2010
(Unaudited)

Note 9.         Common Stock (continued)

o)	On March 15, 2010, the Company issued 2,000,000 restricted shares of common stock to a technician with a fair value of $40,000 pursuant to a technical consulting agreement. Refer to Note 11(l).

p)	On March 31, 2010, the Company issued 3,000,000 restricted shares of common stock with a fair value of $45,000 pursuant to the consulting agreement described in Note 11(k).

q)	On May 3, 2010, the Company issued 625,000 restricted shares of common stock with a fair value of $25,000 to DC Consulting pursuant to the consulting agreement described in Note 11(c).

r)
On June 2, 2010, the Company issued a total of 7,500,000 restricted shares of common stock to the three holders of the $550,000 convertible note in satisfaction of a total of $300,000 of the note payable representing a conversion price of $0.04 per share on the conversion date.  Refer to Note 6.

s)
On July 2, 2010, the Company issued a total of 1,666,667 restricted shares of common stock to Gold Spread Trading Ltd. in exchange for the cancellation of the $50,000 loan representing a conversion price of $0.03 per share on the conversion date. Refer to Note 6.

t)	On July 6, 2010, the Company issued a total of 500,000 restricted shares of common stock pursuant to the consulting agreement described in Note 11(q).

u)	On August 25, 2010, the Company issued 1,040,000 restricted shares of common stock with a fair value of $25,000 to DC Consulting pursuant to the consulting agreement described in Note 11(c).

Note 10.      Income Taxes

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $233,108 at August 31, 2010 attributable to the future utilization of the net operating loss carryforwards of $666,024 at August 31, 2010 will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements.  The Company will continue to review this valuation allowance and make adjustments as appropriate.  The $666,024 net operating loss carryforwards expire $7,277 in 2027, $28,608 in 2028, $236,577 in 2029, $235,797 in 2030 and $157,765 in 2031.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2010
(Unaudited)
Note 11.      Commitments and Contingencies

a)
On August 1, 2008, the Company entered into a Management Contract with Lincoln Parke (“Parke”), the Company’s chief executive officer. Under the agreement, Parke is to perform certain services for the Company and the Company is to pay monthly management fees of Cdn $5,000 (approximately $4,792 translated at the August 31, 2010 exchange rate) to Parke. Either party can terminate the agreement with 30 days written notice.  During the six month periods ended August 31, 2010 and 2009, management fees of $28,439 and $13,740 were incurred to Parke.

b)
On July 22, 2009, the Company entered into an agreement with DC Consulting LLC (DC Consulting) for consulting services for a period of one year in consideration for the issue of 500,000 restricted shares of the Company’s common stock. The Company issued 500,000 restricted shares of common stock with a fair value of $15,000 on July 30, 2009.

c)
On July 22, 2009, the Company entered into an agreement with DC Consulting for investor relation services for an initial period of 90 days (following the initial 90 days, each party has the right to cancel the contract with 30 days written notice) in consideration for the following:

i)
A monthly retainer fee of $9,500 in cash or quarterly retainer fee of $25,000 payable in cash or stock with the first payment due upon the execution of the contract. For the quarterly period ended October 31, 2009, the Company issued 416,666 restricted shares of common stock with a fair value of $25,000 on July 30, 2009. For the quarterly period ended January 31, 2009, the Company issued 1,250,000 restricted shares of common stock with a fair value of $25,000 on February 10, 2010. For the quarterly period ended April 30, 2010, the Company issued 625,000 restricted shares of common stock with a fair value of $25,000 on May 3, 2010. For the quarterly period ended July 31, 2010, the Company issued 1,040,000 restricted shares of common stock with a fair value of $25,000 on August 25, 2010. During the period ended August 31, 2010, $25,000 has been charged as "Consulting fees and services" related to the shares issued pursuant to this paragraph.

ii)
950,000 restricted shares of the Company’s common stock due within 30 days of the execution of the contract. The Company issued 950,000 restricted shares of common stock with a fair value of $28,500 on July 30, 2009. During the year ended February 28, 2010, $28,500 has been charged as "Consulting fees and services" related to the warrants to be issued pursuant to this paragraph.

iii)
Warrants to purchase 750,000 shares of the Company’s common stock at an exercise price of $0.40 per share. The warrants have not been delivered to DC Consulting as at August 31, 2010. During the year ended February 28, 2010, $20,700 has been charged as "Consulting fees and services" related to the warrants to be issued pursuant to this paragraph, since the Company is committed per the agreement to issue the warrants (estimated using the Black-Scholes option pricing model and the following assumptions: stock price of $0.06 per share, exercise price of $0.40 per share, term of 5 years, expected volatility of 100%, and risk free interest rate of 2.43%).

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2010
(Unaudited)

Note 11.      Commitments and Contingencies (continued)

iv)
Warrants to purchase 750,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrants have not been delivered to DC Consulting as at August 31, 2010. During the year ended February 28, 2010, $14,100 has been charged as "Consulting fees and services" related to the warrants to be issued pursuant to this paragraph, since the Company is committed per the agreement to issue the warrants (estimated using the Black-Scholes option pricing model and the following assumptions: stock price of $0.06 per share, exercise price of $1.00 per share, term of 5 years, expected volatility of 100%, and risk free interest rate of 2.43%).

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

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2010
(Unaudited)

Note 11.      Commitments and Contingencies (continued)

g)
On October 14, 2009, the Company entered into a lease agreement for space in Ontario, Canada. The lease commenced on November 1, 2009 for a term of three years ending on October 31, 2012.  The lease was cancelled during the period ending August 31, 2010, and the final lease payment was made on August 1, 2010.  Rent expense incurred during the period ended August 31, 2010 totaled $24,113.

h)
On December 1, 2009, the Company entered into two consulting agreements.  Under the agreements, the consultants shall provide maintenance and installation services in consideration for the issuance of a total of 2,000,000 common shares of the Company and reimbursement for reasonable travel and other related expenses.  The Company issued a total of 2,000,000 restricted shares of common stock with a fair value of $20,000 on February 24, 2010 and at August 31, 2010, $5,000 was included in prepaid expenses and $10,000 has been reflected in “Consulting fees and services” for the six months then ended.  The agreements will be in effect for a period of 12 months and may be terminated at any time. Refer to Note 9 (l).

i)
On December 8, 2009, the Company entered into a consulting agreement.  Under the terms of the agreement, the consultant shall provide advice and consulting services in consideration for the issuance of 200,000 common shares of the Company within 60 days after the execution of this agreement.  The Company issued 200,000 restricted shares of common stock with a fair value of $3,000 on February 8, 2010 and at August 31, 2010, $750 was included in prepaid expenses and $1,500 has been reflected in "Consulting fees and services" for the six month period then ended. In addition, upon the implementation of an incentive stock option plan by the Company, the consultant will be eligible to receive stock options, the number to be determined by March 31, 2010.  This agreement will be in effect for a period of 12 months and is renewable upon reasonable terms and conditions agreed to by the Company and the consultant. Refer to Note 9 (i). On September 13, 2010, the Company finalized the incentive stock option plan, but the number of stock options to be granted has not been determined.  Refer to Note 15 (a).

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

k)
On March 31, 2010, the Company entered into a public relations and corporate communications agreement with a consulting firm. Either party may terminate the agreement on 30 days written notice to the other party. The agreement is for a term of six months.  On March 31, 2010, the Company issued 3,000,000 restricted shares of common stock with a fair value of $45,000.  At August 31, 2010, $7,500 was included in prepaid expenses. Refer to Note 9 (p).

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2010
(Unaudited)

Note 11.      Commitments and Contingencies (continued)

l)
On March 15, 2010, the Company entered into a technical agreement with a firm to retain qualified technicians to perform maintenance and installation services for the Company. The agreement is for a term of twelve months.  On March 15, 2010, the Company issued 2,000,000 restricted shares of common stock to the technician with a fair value of $40,000. At August 31, 2010, $21,667 was included in prepaid expenses. Refer to Note 9 (o).

m)
On May 1, 2010, the Company entered into a technician services agreement.  Under the agreement, the technician shall provide maintenance and installation services in consideration for the issuance of a total of 1,150,000 common shares of the Company and reimbursement for reasonable travel and other related expenses.  The agreement will be in effect for a period of 12 months and may be terminated at any time. Refer to Note 16 (b).

n)
On May 15, 2010, the Company entered into a consulting agreement.  Under the agreement, the consultant shall provide advice on distributors in the Asia Pacific and North American region of the Company’s main product in consideration for the issuance of a total of 575,000 common shares of the Company and reimbursement for reasonable travel and other related expenses.  The agreement will be in effect for a period of 6 months. Refer to Note 16 (b).

o)
On June 1, 2010, the Company entered into a technician services agreement.  Under the agreement, the technician shall provide maintenance and installation services in consideration for the issuance of a total of 1,000,000 common shares of the Company and reimbursement for reasonable travel and other related expenses.  The agreement will be in effect for a period of 12 months and may be terminated at any time. Refer to Note 16 (b).

p)
On June 1, 2010, the Company entered into an administrative services agreement.  Under the agreement, the administrator shall provide administrative support and services in consideration for the issuance of a total of 950,000 common shares of the Company.  The agreement will be in effect for a period of 12 months. Refer to Note 16 (b).

q)
On July 1, 2010, the Company entered into a consulting agreement with a firm to provide investor and public relation services for the company.  The term of the agreement is 60 days.  The consultant is to receive a monthly fee of $7,000 payable in cash or stock (based on the closing price of the stock on the dates that the payments are due) and reimbursement for any pre-approved out of pocket expenses.  For the period ended August 31, 2010, consulting fees of $14,000 have been expensed.  On July 6, 2010 the Company issued 500,000 restricted shares of common stock with a fair value of $7,500 (see Note 9 (t)).  Introduction fees are to be paid at the time of closing of a financial transaction based on the amount of financing received as follows:

Financing Received	Introduction Fee
$100,000 - $150,000	$11,008
$151,000 - $200,000	$12,989
$201,000 - $250,000	$17,888

For financing transactions in excess of $250,000 the consultant is also entitled to receive 250,000 shares of restricted stock to be issued within 3 days of the closing.

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2010
(Unaudited)

Note 12.      Discontinued Operations

On May 31, 2008, the Company discontinued its mineral property acquisition and exploration operations.

The results of discontinued operations are summarized as follows:

			Period from
	For the three month period Ended	For the three month period Ended	September 12, 2006 (Date of Inception) to
	May 31,	May 31,	May 31,
	2010	2009	2010

Revenues	$–	$–	$–

CCost and expenses
General and administrative expenses	–	–	51,925
Impairment of mineral property costs	–	–	3,300
Mineral property exploration and carrying costs	–	–	1,067
Total costs and expenses	–	–	56,292

Net Loss	$–	$–	$(56,292)

Note 13.      Warrants to Purchase Common Stock

A summary of warrant activity for the year ended February 28, 2010 and for the six months ended August 31, 2010 is as follows:

Outstanding at February 28, 2009	308,000
Granted and issued	2,026,667
Exercised	–
Forfeited/cancelled/expired	(334,667)
Outstanding at February 28, 2010	2,000,000
Granted and issued	–
Exercised	–
Forfeited/cancelled/expired	–
Outstanding at August 31, 2010	2,000,000

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2010
(Unaudited)

Note 13.      Warrants to Purchase Common Stock (continued)

Warrants outstanding at August 31, 2010 consist of:

Date Granted	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date

November 1, 2009	500,000	500,000	$0.05	November 1, 2011 (exercise price is $0.10 per share after November 1, 2010)
July 22, 2009	750,000	750,000	$0.40	July 22, 2014
July 22, 2009	750,000	750,000	$1.00	July 22, 2014
Total	2,000,000	2,000,000

Note 14.      Fair Value Measurements

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

Level 2 instruments require more management judgment and subjectivity as compared to Level 1 instruments. For instance:

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2010
(Unaudited)

Note 14.      Fair Value Measurements  (continued)

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

The following presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at August 31, 2010.  These items are included in “derivative liability” on the consolidated balance sheet.

	Fair Value Measurements on a Recurring Basis
	August 31, 2010
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability	-	$61,773	-	$61,773
Total liabilities at fair value	-	$61,773	-	$61,773

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

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2010
(Unaudited)

Note 16. Subsequent Events

a)
On September 10, 2010, the Company granted stock options to five contractor/employees to exercise into a total of 5,600,000 shares of Company common stock (3,000,000 shares relating to Lincoln Parke, the Company’s chief executive officer). All of the options have an exercise price of $0.05 per share, have an expiration date of September 10, 2010, and vest 1/3 on December 10, 2010, 1/3 on March 10, 2011, and 1/3. On June 10, 2011.

b)
On September 15, 2010, the Company filed a Form S-8 registration statement to register 8,675,000 shares to be issued under the 2010 Stock Option Plan. Of this amount, 3,675,000 shares are to be issued to consultants pursuant to consulting agreements referred to in Note 11 (m – p).

c)
On September 29, 2010, 10,000 shares of the Company’s Series A Preferred Stock were issued to the chief executive officer in consideration for services provided to the Company.  Each share entitles the holder to 4,000 votes.  The shares are redeemable by the Company at $10 per share.

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

The Company’s current activities include sales of its products, marketing, capital formation, research and development, and building infrastructure.  The Company incurred a loss of $409,562 for the quarter ended August 31, 2010 and had an accumulated deficit of $4,995,987 since inception.  The Company’s ability to continue as a going concern is uncertain.  While management of the Company believes that the Company will be successful in its current and planned operating activities, there can be no assurance that the Company will be successful in the achievement of sales of its products that will generate sufficient revenues to earn a profit and sustain the operations of the Company.  The Company also intends to conduct additional capital formation activities through the issuance of its common stock and loans.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has not established sufficient sources of revenues to cover its operating costs and expenses.  As such, it has incurred an operating loss since inception.  Further, as of August 31, 2010 and as of August 31, 2009, the cash resources of the Company were insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Through our relationship with TESEL, we are in discussions with some of the world’s largest transportation companies as well as German, Irish and Slovakian companies to distribute and sell our ERD-3.0 units. We have begun our commercial sales last quarter ended May 31, 2010 by selling 2 units to an Irish transportation company.

North America:  In December 2009, we entered into a twelve (12) month contract with a private Arizona company that has extensive knowledge and experience in the regulatory environment of the United States and, in particular, regarding rules and regulations of certifying and/or verifying emissions reduction technologies through various United States governmental agencies. Under the terms of this contract, GreenChek will be actively assisted through the verification process for its ERD technology in the State of California and various other states with alternative energy technology incentives.  Furthermore, we will be implementing a long term marketing and sales strategy that is aimed at achieving commercialization of the ERD technology in Mexico, Central America and South America. In consideration, we issued 200,000 shares of common stock to the consultant and agreed to agree on certain milestones for additional option shares.  Through this agreement, we have begun discussions with distribution, as well as transportation companies in India, Central America and Africa.

China:  On June 24, 2010, we entered into a Letter of Intent with a Hong Kong company which we expect to result in a purchase order for 15 ERD-3.0 units.  Details are currently being negotiated and will be disclosed in future definitive agreements if all terms are agreed upon by both parties. We have begun the manufacture of units in anticipation of a successful outcome of these negotiations.

 Patents and Trademarks

We own no patents or trademarks.

Limited Operating History and Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We have just completed our second year of development operations and have just begun to generate revenues from our activities. In March 2010, we sold 2 ERD-3.0 units to an Irish transportation company through our distribution partner in Europe. On June 24, 2010, we entered into a Letter of Intent with a Hong Kong company which we expect to result in a purchase order for 15 ERD-3.0 units. Although we expect to generate more revenues from our business activities, there is no guarantee we will be successful. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in manufacturing our product, and possible cost overruns due to price and cost increases in parts and services.  Because we have no operating history we cannot reliably forecast our future operations.

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

Results of Operations

Net Loss. We incurred a net loss of $409,562 for the quarter ended August 31, 2010, compared to a net loss of $1,102,179 for the quarter ended August 31, 2009. This was mainly due to an interest expense of $800,000 in connection with an amendment to the License Agreement with China Bright for the quarter ended August 31, 2009. We have incurred losses since inception and had a working capital deficiency of $3,030,674 at August 31, 2010.

Our ability to achieve profitable operations depends on developing revenue through the sale and distribution of our ERD-3.0 product both domestically and abroad. Our expectations are that we will not begin to show profitable operating results until our next fiscal year.

Cash Flow Activities. Net cash used in operating activities $145,946; investing activities $-0-; and financing activities $144,224 for the quarter ended August 31, 2010, compared to operating activities of $140,409; investing activities of $3,927; and financing activities of $143,980 for the quarter ended August 31, 2009.

Liquidity and Capital Resources

On August 5, 2010, we entered into a $50,000 convertible note agreement with Asher Enterprises Inc. (“Asher”). The note is due on May 11, 2011 and bears interest at 8% per annum. Interest of 22% will be charged on the outstanding balance in the event of default.  The loan is convertible at a price of 62% multiplied by the average of the lowest three trading prices for the common stock during the ten day trading period ending one day prior to the date the conversion notice is sent.  In addition, the conversion price of the convertible note is to be adjusted in the event of any stock splits, stock dividends, recapitalizations, reverse stock splits, or merger, consolidation or sale of assets.

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

Subsequent Events

On September 13, 2010, the Company filed Form S-8 registration statement to register 8,675,000 shares to be issued under the 2010 Stock Option Plan. Of this amount, 3,675,000 shares are to be issued to consultants pursuant to consulting agreements.

On September 29, 2010, 10,000 shares of the Company’s Series A Preferred Stock were issued to the chief executive officer in consideration for services provided to the Company.  Each share entitles the holder to 4,000 votes.  The shares are redeemable by the Company at $10 per share.

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

ITEM 4.                      CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended August 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 6, 2010, the Company issued 500,000 restricted shares of common stock pursuant to a consulting agreement with a firm that would provide investor and public relation services for the company.

On August 25, 2010, the Company issued 1,040,000 restricted shares of common stock to DC Consulting pursuant to a consulting agreement dated July 22, 2009.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.         [REMOVED AND RESERVED].

ITEM 5.         OTHER INFORMATION

On September 13, 2010, the Company filed Form S-8 registration statement to register 8,675,000 shares to be issued under the 2010 Stock Option Plan. Of this amount, 3,675,000 shares are to be issued to consultants pursuant to consulting agreements.

On September 29, 2010, 10,000 shares of the Company’s Series A Preferred Stock were issued to the chief executive officer in consideration for services provided to the Company.  Each share entitles the holder to 4,000 votes.  The shares are redeemable by the Company at $10 per share.

ITEM 6.         EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 20th day of October, 2010.

GREENCHEK TECHNOLOGY, INC.
(Registrant)

BY:	/s/ Lincoln Parke
Lincoln Parke
President, Secretary, Treasurer, Principal executive and financial officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Lincoln Parke	Director	October 20, 2010
Lincoln Parke

/s/Andrew Chen	Director	October 20, 2010
Andrew Chen

/s/ Xin Wang	Director	October 20, 2010
Xin Wang

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.