Form 10-Q
period 2010-11-30
GreenChek Technology Inc.
filed 2011-01-19
CIK 1401671

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 118,363,000 as of January 18, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

GreenChek Technology Inc. (A Development Stage Company) Balance Sheets (Expressed in US Dollars)

	November 30, 2010	February, 282010
	(Unaudited)
ASSETS
Current Assets
Cash	$101	$2,048
Inventory (Note 3)	37,500	51,660
Prepaid expenses and other current assets	28,798	33,217
Total current assets	66,399	86,925
License agreement costs, net of accumulated amortization and allowance for impairment (Note 4)	—	—
Equipment, net (Note 5)	2,192	2,938
Total Assets	$68,591	$89,863

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued liabilities	$107,534	$53,796
Notes and loans payable - current portion (Note 6)	178,123	79,423
Deferred revenue	—	5,067
Due to related parties (Note 7)	290,554	268,703
Derivative liability	65,350	—
Amount due to licensor of license agreement (Note 8)	2,500,000	2,500,000
Total Current Liabilities	3,141,561	2,906,989
Notes and loans payable - non-current portion (Note 6)	—	160,692
Total liabilities	3,141,561	3,067,681

Stockholders' Deficiency
Preferred Stock, $0.00001 par value; authorized 100,000,000 shares, 10,000 shares issued and outstanding	100,000	—
(February 28, 2010 - no shares)
Common Stock, $0.00001 par value; authorized 200,000,000 shares, issued 82,563,000 and 88,631,333 shares, respectively	825	886
Additional paid-in capital	2,129,007	1,492,378
Treasury Stock, 35,000,000 shares held at February 28, 2010	—	(100,000)
Deficit accumulated during the development stage	(5,302,802)	(4,371,082)
Total Stockholders' Deficiency	(3,072,970)	(2,977,818)
Total Liabilities and Stockholders' Deficiency	$68,591	$89,863

See notes to financial statements.

GreenChek Technology Inc. (A Development Stage Company) Statements of Operations (Expressed in US Dollars) (Unaudited)

	For the three month period ended November 30, 2010		For the three month period ended November 30, 2009		For the nine month period ended November 30, 2010	For the nine month period ended November 30, 2009	Period from September 12, 2006 (Date of Inception) To November 30, 2010
			(As reclassified)			(As reclassified)
Sales	$—	$	- $5,067	$	- $5,067
Cost of sales	—		—		7,000	—	7,000
Gross profit (loss)	—		—		(1,933)	—	(1,933)

Costs and expenses
General and administrative expenses	25,662		82,889		166,926	129,125	439,804
Consulting fees and services	76,293		—		299,085	84,928	519,001
Research and development	57,177		—		60,848	32,942	219,677
Amortization of license agreement costs	—		—		—	—	20,394
Provision for impairment of license agreement costs	—		—		—	—	3,081,184
Total costs and expenses	159,132		82,889		526,859	246,995	4,280,060

Loss From Operations	(159,132)		(82,889)		(528,792)	(246,995)	(4,281,993)
Other Income (Expense)
Imputed interest expense on amount due licensor of license agreement	—		—		—	(96,194)	(398,422)
Interest expense on notes and loans payable	(52,919)		(2,411)		(135,426)	(2,411)	(257,900)
Loss on writeoff of unamortized debt discount on settlement of debt	(45,187)		—		(206,152)	—	(206,152)
Loss on conversion of notes payable arising from more favorable conversion price granted to noteholder	(46,000)		—		(46,000)	—	(46,000)
Interest expense in connection with amendment to License Agreement (Note 4)	—		—		—	(800,000)	(800,000)
Debt financing fees	—		—		—	(180,000)	(180,000)
Reduction in amount due licensor of license agreement pursuant to amendment (Note 4)	—		—		—	—	950,000
Loss on change in fair value of derivative liability (Note 6)	(3,577)		(5,089)		(15,350)	(5,089)	(26,043)
Total Other Expenses	(147,683)		(7,500)		(402,928)	(1,083,694)	(964,517)
Net Loss From Continuing Operations	(306,815)		(90,389)		(931,720)	(1,330,689)	(5,246,510)

Discontinued operations	—		—		—	—	(56,292)
Net Loss	$(306,815)		$(90,389 $(931,720)		$(1,330,689 $(5,302,802)

Net loss per share - basic and diluted
Continuing Operations	$(0.00)		$(0.00 $(0.01)		$(0.04 $(0.07)
Discontinued Operations	—		—		—	—	(0.00)
Total	$(0.00)		$(0.00 $(0.01)		$(0.04 $(0.07)

Weighted Average Shares Outstanding
Basic and Diluted	76,011,000		48,595,000		70,809,000	30,146,000	73,000,000

See notes to financial statements.

GreenChek Technology Inc.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the Period September 12, 2006 (Inception) to November 30, 2010
(Expressed in US Dollars)
(Unaudited)

	Series A Preferred Stock		Common Stock, $0.00001 par value		Additional Paid-in	Treasury Stock		Deficit Accumulated During the Development	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Stage	(Deficiency)
Common shares sold for cash at $0.00014 per share	-	$-	35,000,000	$350	$4,650	-	$-	$-	$5,000
Common shares sold for cash at $0.00143 per share,
less offering costs of $12,500	-	-	27,090,000	271	25,929	-	-	-	26,200
Donated services and expenses	-	-	-	-	4,500	-	-	-	4,500
Net Loss	-	-	-	-	-	-	-	(11,777)	(11,777)
Balance - February 28, 2007	-	-	62,090,000	621	35,079	-	-	(11,777)	23,923
Common stock sold for cash at 0.00143 per share
less offering costs of $10,000	-	-	1,890,000	19	(7,319)	-	-	-	(7,300)
Donated services and expenses	-	-	-	-	9,000	-	-	-	9,000
Net Loss	-	-	-	-	-	-	-	(37,608)	(37,608)
Balance - February 29, 2008	-	-	63,980,000	640	36,760	-	-	(49,385)	(11,985)
Units sold for cash at $0.75 per Unit	-	-	308,000	3	230,997	-	-	-	231,000
Finders' fee	-	-	-	-	(23,100)	-	-	-	(23,100)
Donated services and expenses	-	-	-	-	7,500	-	-	-	7,500
Purchase of treasury stock	-	-	-	-	-	(35,000,000)	(100,000)	-	(100,000)
Net Loss	-	-	-	-	-	-	-	(3,627,489)	(3,627,489)
Balance - February 28, 2009	-	-	64,288,000	643	252,157	(35,000,000)	(100,000)	(3,676,874)	(3,524,074)
Units sold for cash at $0.75 per Unit	-	-	26,667	-	20,000	-	-	-	20,000
Finders' fee	-	-	-	-	(2,950)	-	-	-	(2,950)
Debt financing fees	-	-	6,000,000	60	179,940	-	-	-	180,000
Stock-based compensation	-	-	8,316,666	83	221,217	-	-	-	221,300
Fair value of warrants authorized in connection with $50,000 loan payable	-	-	-	-	8,431	-	-	-	8,431
Conversion of $300,000 due to Chief Executive Officer of Company at $0.03 per share	-	-	10,000,000	100	399,900	-	-	-	400,000
Conversion feature of $550,000, 5% convertible note payable	-	-	-	-	413,683	-	-	-	413,683
Net Loss	-	-	-	-	-	-	-	(694,208)	(694,208)
Balance - February 28, 2010	-	-	88,631,333	886	1,492,378	(35,000,000)	(100,000)	(4,371,082)	(2,977,818)
Stock based compensation	10,000	100,000	14,340,000	143	280,925	-	-	-	381,068
Settlement of loans via issuance of common stock	-	-	14,591,667	146	409,354	-	-	-	409,500
Cancellation of treasury shares	-	-	(35,000,000)	(350)	(99,650)	35,000,000	100,000	-	-
Loss on conversion of notes payable arising from more favorable conversion price
granted to noteholder	-	-	-	-	46,000	-	-	-	46,000
Net Loss	-	-	-	-	-	-	-	(931,720)	(931,720)
Balance - November 30, 2010	10,000	$100,000	82,563,000	$825	$2,129,007	-	-	$(5,302,802)	$(3,072,970)

See notes to financial statements.

GreenChek Technology Inc. (A Development Stage Company) Statements of Cash Flows (Expressed in US Dollars) (Unaudited)

	For the nine month period ended November 30, 2010	For the nine month period ended November 30, 2009	Period from September 12, 2006 (Date of Inception) To November 30, 2010
Cash Flows from Operating Activities
Net loss	$(931,720)	$(1,330,689)	$(5,302,802)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Amortization of license agreement costs	—	—	20,394
Depreciation of equipment	746	751	1,735
Provision for impairment of license agreement costs	—	—	3,081,184
Imputed interest expense accreted on amount due to licensor of license agreement	—	96,194	398,422
Interest accreted from unamortized debt discounts	135,425	2,411	254,461
Loss on writeoff of unamortized debt discount on settlement of debt	206,152	—	206,152
Loss on conversion of notes payable arising from more favorable conversion price granted to noteholder	46,000	—	46,000
Donated services and expenses	—	—	21,000
Impairment of mineral property costs	—	—	3,300
Interest expense added to amount due licensor in connection with amendment to license agreement	—	800,000	800,000
Financing fees	—	180,000	180,000
Stock based compensation - consulting fees and services	368,402	119,750	567,452
Loss on re-valuation of derivative liability	15,350	5,089	26,043
Reduction in amount due licensor of license agreement pursuant to amendment	—	—	(950,000)
Changes in operating assets and liabilities:
Inventory	14,160	(85,230)	(37,500)
Prepaid expenses and other current assets	17,086	(882)	6,119
Accounts payable and accrued liabilities	61,174	1,137	114,970
Deferred revenue	(5,067)	—	—
Due to related party	—	76,000	—
Net cash used in operating activities	(72,292)	(135,469)	(563,070)

Cash Flows from Investing Activities
Mineral property acquisition costs	—	—	(3,300)
Purchase of equipment	—	(3,927)	(3,927)
Net cash used in investing activities	—	(3,927)	(7,227)

Cash Flows from Financing Activities
Proceeds from sales of common stock	—	17,050	297,400
Purchase of treasury stock	—	—	(100,000)
Offering costs incurred	—	—	(48,550)
Proceeds from notes and loans payable	50,000	43,631	132,500
Due to related parties	20,345	83,827	289,048
Net cash provided by financing activities	70,345	144,508	570,398

Increase (decrease) in cash	(1,947)	5,112	101

Cash - beginning of period	2,048	391	—

Cash - end of period	$101	$5,503	$101

Supplemental disclosures of cash flow information:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

Non-cash investing activity:
Acquisition of license agreement in exchange for debt due seller, less imputed interest	$—	$—	$3,101,578
Non-cash financing activity:
Payment by third party to licensor of license agreement in exchange for 5% convertible note payable	$—	$—	$550,000
Conversion of $300,000 amount due to Chief Executive Officer of Company into 10,000,000 shares of common stock	$—	$—	$300,000
Repayment of amount due licensor of license agreement in exchange for increase in amount due to Chief Executive Officer of Company	$—	$—	$300,000
Issuance of common stock to settle loans and notes payable	$409,500	$—	$409,500
Issuance of preferred stock to settle related party payable	$100,000	$—	$100,000

See notes to financial statements.

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2010
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never paid any dividends and is unlikely to pay dividends in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2010, the Company has accumulated losses of $5,302,802 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2.    Interim Financial Information

The unaudited financial statements as of November 30, 2010 and for the three and nine months ended November 30, 2010 and 2009 and for the period September 12, 2006 (inception) to November 30, 2010 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of November 30, 2010 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine month periods ended November 30, 2010 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending February 28, 2011. The balance sheet at February 28, 2010 has been derived from the audited financial statements at that date.

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

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2010
(Unaudited)

Note 3.    Inventory

                Inventory consists of:
November 30, 2010	February 28, 2010
Raw materials and work in progress held at manufacturer’s premises	$20,000	$20,160
Finished goods	17,500	31,500
Total	$37,500	$51,660

Note 4.    License Agreement Costs, Net

                 License agreement costs, net, at November 30, 2010 and February 28, 2010 consist of:

License price, less $398,422 discount for imputed interest	$3,101,578
Less accumulated amortization	(20,394)
Less allowance for impairment	(3,081,184)
License agreement costs, net	$-

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

1.	$500,000 payable on August 9, 2009, and

2.	$300,000 payable on August 31, 2010.

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2010
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

Note 5.    Equipment, Net

Equipment, net, consists of:

November 30, 2010	February 28, 2010
Equipment	$3,927	$3,927
Less accumulated depreciation	(1,735)	(989)
Total	$2,192	$2,938

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2010
(Unaudited)

Note 6.    Notes and Loans Payable

 Notes and loans payable consist of:

	November 30, 2010	February 28, 2010
Unsecured convertible note payable to Gold Spread Trading Limited (“Gold Spread”), Vienna Management Limited (“Vienna”) and Quartermaine, Asquith & Associates Limited (“Quartermaine”) (See Notes 9(e) and 11(d)) with an original face value of $550,000, interest at 8% payable on December 31, 2010, due June 30, 2011 (less unamortized debt discount of $70,961 and $389,308, respectively)	$152,039	$160,692

Unsecured convertible note payable to Asher Enterprises, Inc. (“Asher”) with a face value of $50,000, interest at 8%, due May 11, 2011 (less unamortized debt discount of $27,916)	22,084	-

Loan payable to Gold Spread with face value of $50,000, interest at 0%, due April 30, 2010 (less unamortized debt discount of $0 and $3,077, respectively), satisfied July 2, 2010 by the issuance of 1,666,667 shares of Company common stock	-	46,923

Loan payable to Gold Spread with face value of $32,500, interest at 0%, repaid by the issuance of 1,625,000 shares of Company common stock on March 15, 2010	-	32,500

Loan payable to Gold Spread, interest at 0%, due on demand	4,000	-

Total	178,123	240,115
Current portion	(178,123)	(79,423)

Non-current portion	$-	$160,692

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

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2010
(Unaudited)

Note 6.	Notes and Loans Payable (continued)

On March 31, 2010, the Company did not make the interest payment of $6,875 which was due then. The Company re-negotiated the payment terms with the lender and the parties agreed to defer the quarterly interest payments due at the end of March, June, September, and December 2010 to December 31, 2010 and increase the interest rate from 5% per annum to 8% per annum.  As at November 30, 2010, the carrying value of the loan was $152,039 and interest expense of $111,834 had been recorded. In addition, interest expense for the nine months ended November 30, 2010 includes $20,740, representing $3,437 of interest at 5% and $17,303 of interest at 8%. At November 30, 2010 and February 28, 2010, accrued interest expense reflected as a liability in the Balance Sheets related to the note totalled $24,188 and $3,438, respectively. On June 2, 2010, the holders of the convertible note decided to convert $300,000 of the $550,000 note and the Company issued a total of 7,500,000 restricted shares of common stock at $0.04 per share. The remaining $193,465 unamortized debt discount on June 2, 2010 relating to the $300,000 debt was expensed as “Loss on writeoff of unamortized debt discount on settlement of debt” in the three months ended August 31, 2010. On October 29, 2010, the holders of the convertible note assigned $27,000 of the $250,000 note to Asher, Asher converted the $27,000 debt, and the Company issued a total of 3,800,000 shares of common stock at a conversion price of $0.00711 per share. Since the $0.00711 conversion price was less than the $0.018 conversion price provided for in the March 15, 2010 amendment based on the closing bid price on October 29, 2010, the Company recognized a $46,000 “Loss on Conversion of Notes Payable arising from More Favorable Conversion Price granted to Noteholder” in the three months ended November 30, 2010; the loss was based on the fair value of the 2,300,000 incremental shares issued.  The remaining $12,687 unamortized debt discount on October 29, 2010 relating to the $27,000 debt was expensed as “Loss on writeoff of unamortized debt discount on settlement of debt” in the three months ended November 30, 2010.

The $50,000 convertible note payable to Asher was issued on August 5, 2010 and is due on May 11, 2011.  The note bears interest at 8% per annum and interest of 22% will be charged on the outstanding balance in the event of default.  The loan is convertible at a price of 62% multiplied by the average of the lowest three trading prices for the common stock during the ten day trading period ending one day prior to the date the conversion notice is sent.  In addition, the conversion price of the convertible note is to be adjusted in the event of any stock splits, stock dividends, recapitalizations, reverse stock splits, or merger, consolidation or sale of assets.  The Company recognized the intrinsic value of the embedded beneficial conversion feature of $60,783 as a derivative liability and a loss of $10,783 was recorded on the fair value of the derivative liability which reduced the carrying value of the convertible note to $0.  The discount of $50,000 is being expensed over the term of the loan to increase the carrying value to the face value of the loan.  The fair value of the derivative liability at November 30, 2010 was $65,350 and a loss of $4,567 for the nine months ended November 30, 2010 was recorded on the change in the fair value of the derivative liability.  As at November 30, 2010, the carrying values of the convertible note and interest expense recorded thereon was $22,084. At November 30, 2010, accrued interest expense reflected as a liability in the Balance Sheets related to the note totalled $1,282.

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2010
(Unaudited)

Note 6.    Notes and Loans Payable (continued)

The $50,000 loan payable to Gold Spread arose in connection with a loan agreement dated November 1, 2009. Pursuant to the loan agreement, the Company agreed to issue 500,000 common share purchase warrants exercisable for two years at an exercise price of $0.05 for the first year and $0.10 for the second year. On November 1, 2009, the Company recognized the fair value of the warrants of $8,431 as additional paid-in capital and an equivalent discount that reduced the carrying value of the loan to $41,569.  The discount was being expensed over the term of the loan to increase the carrying value to the face value of the loan.  As at August 31, 2010, interest expense of $8,431 had been recorded. On July 2, 2010, the Company issued 1,666,667 shares of common stock in exchange for the cancellation and termination of the $50,000 loan.

The $4,000 loan arose in connection with additional funding received from Gold Spread Trading Limited by the Company during the period ended November 30, 2010. The loan is free of interest and is due on demand.

Note 7.    Due to Related Parties

Due to related parties consist of:

	November 30, 2010	February 28, 2010
Due to chief executive officer:
Accrued management fees	$9,741	$61,801
Other, non-interest bearing, no repayment terms	114,553	103,802
Due to former majority stockholder and chief executive officer:
Amount due relating to the Company's purchase of treasury stock (see Note 10(b))	25,000	25,000
Other, non-interest bearing, no repayment terms	18,223	16,675
Due to former director and chief strategy officer for consulting services	4,871	4,800
Due to former director and chief financial officer, non-interest bearing, no repayment terms	118,166	56,625
Total	$290,554	$268,703

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2010
(Unaudited)

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

Note 8.    Amount due to Licensor of License Agreement

                Amount due to licensor of license agreement consists of:

	November 30, 2010	February 28, 2010
Amount due March 31, 2010	$1,000,000	$1,000,000
Amount due August 31, 2010	1,200,000	1,200,000
Amount due August 31, 2010 under Amendment to License Agreement dated July 10, 2009	300,000	300,000
Net	$2,500,000	$2,500,000

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

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2010
(Unaudited)

Note 9.    Preferred Stock

On September 29, 2010, 10,000 shares of the Company’s Series A Preferred Stock were issued with a fair value of $100,000 to the chief executive officer in consideration for services provided to the Company.

Each share of Series A Preferred Stock shall entitle the holder thereof to Four Thousand (4,000) votes on all matters submitted to a vote of the shareholders of the Company.  In the event the Company shall at any time declare or pay any dividend on the Common Stock payable in shares of Common Stock, or subdivide, combine or consolidate the outstanding shares of Common Stock (by reclassification or otherwise than by payment of a dividend in shares of Common Stock) into a greater or lesser number of shares of Common Stock then in each such case the number of votes per share to which holders of shares of Series A Preferred Stock were entitled immediately prior to such event shall be adjusted by multiplying such number by a fraction, the numerator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

In the event of any liquidation, dissolution or winding up of this Company, either voluntary or involuntary, the holders of Series A Preferred shall not be entitled to receive any distribution prior to or in preference to the holders of Common Stock by reason of their ownership thereof.

At any time the Company may redeem all, but not less than all, outstanding shares of the Series A Preferred Stock then outstanding for cash in an amount equal to $10.00 and any accrued but unpaid dividends declared on the Series A Preferred Stock.  On or after the date fixed for any redemption, each holder of shares called to be redeemed shall surrender the certificate evidencing such shares to the Company at the place designated in the notice of such redemption.  On or after the date fixed for redemption, notwithstanding that the certificates evidencing any shares properly called for redemption shall not have been surrendered, such shares shall no longer be deemed outstanding and all rights whatsoever with respect to the shares so called for Redemption (except the right of the registered holder thereof to have such shares redeemed and to receive the redemption price upon surrender of their certificates therefor).

Dividends may be paid on the Series A Preferred Stock as and when declared by the Board of Directors.

Note 10.        Common Stock

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
November 30, 2010
(Unaudited)

Note 10.  Common Stock (continued)

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

h)
On February 2, 1010, the Company issued 1,000,000 restricted shares of common stock with a fair value of $10,000 to a former director of the Company as remuneration for services performed.  During the year ended February 28, 2010, $10,000 has been charged as “Management fees” within “General and administrative expenses” related to the shares issued pursuant to this paragraph.

i)	On February 8, 2010, the Company issued 200,000 restricted shares of common stock with a fair value of $3,000 to a Consultant pursuant to the consulting agreement described in Note 12 (i).

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2010
(Unaudited)

Note 10.  Common Stock (continued)

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

t)	On July 6, 2010, the Company issued a total of 500,000 restricted shares of common stock with a fair value of $7,500 pursuant to the consulting agreement described in Note 12(q).

u)	On August 25, 2010, the Company issued 1,040,000 restricted shares of common stock with a fair value of $25,000 to DC Consulting pursuant to the consulting agreement described in Note 12(c).

v)	On October 25, 2010, the Company issued a total of 3,675,000 shares of common stock with a fair value of $36,750 to consultants pursuant to the consulting agreements described in Note 12(m – p).

w)
On October 29, 2010, the Company issued 3,800,000 common shares of the Company’s common stock.  The shares were issued to Asher upon conversion of the $27,000 portion of the convertible note that had been purchased from Gold Spread, Vienna, and Quartermaine.  Refer to Note 6.

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2010
(Unaudited)

Note 11.  Income Taxes

                The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the differences follow:

	Nine months ended November 30, 2010	Nine months ended November 30, 2009	Period from September 12, 2006 (Date of Inception) To November 30, 2010
Expected tax at 35%	$(326,102)	$(465,741)	$(1,855,981)
Donated services expenses	-	-	7,350
Stock-based compensation for consulting fees	128,940	41,913	198,608
Provision for impairment of license agreement costs	-	-	1,078,414
Imputed interest expense on amount due licensor of license agreement	-	33,668	139,448
Interest accreted from unamortized debt discounts	46,196	844	89,062
Loss on writeoff of unamortized debt discount on settlement of debt	72,153	-	72,153
Loss on conversion of notes payable arising from more favorable conversion price granted to noteholder	16,100	-	16,100
Interest expense in connection with amendment to License Agreement	-	280,000	280,000
Stock issued in payment of debt financing fees	-	63,000	63,000
Reduction in amount due licensor of license agreement pursuant to amendment	-	-	(332,500)
Derivative liability re-valuation loss	5,372	1,781	9,115
Increase in valuation allowance	57,341	44,535	235,231
Income tax provision	$-	$-	$-

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2010
(Unaudited)

Note 11.  Income Taxes (continued)

                 Deferred tax assets consist of:

	November 30, 2010	February 28, 2010
Net operating loss carryforwards	$235,231	$177,890
Valuation allowance	(235,231)	(177,890)
Net deferred tax assets	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $235,231 at November 30, 2010 attributable to the future utilization of the net operating loss carryforwards of $672,088 at November 30, 2010 will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements.  The Company will continue to review this valuation allowance and make adjustments as appropriate.  The $672,088 net operating loss carryforwards expire $7,277 in 2027, $28,608 in 2028, $236,577 in 2029, $235,797 in 2030 and $163,828 in 2031.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

Note 12.  Commitments and Contingencies

a)
On August 1, 2008, the Company entered into a Management Contract with Lincoln Parke (“Parke”), the Company’s chief executive officer. Under the agreement, Parke is to perform certain services for the Company and the Company is to pay monthly management fees of Cdn $5,000 (approximately $4,871 translated at the November 30, 2010 exchange rate) to Parke. Either party can terminate the agreement with 30 days written notice.  During the nine month periods ended November 30, 2010 and 2009, management fees of $43,119 and $13,740 were incurred to Parke.

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

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2010
(Unaudited)

Note 12.  Commitments and Contingencies (continued)

i)
A monthly retainer fee of $9,500 in cash or quarterly retainer fee of $25,000 payable in cash or stock with the first payment due upon the execution of the contract. For the quarterly period ended October 31, 2009, the Company issued 416,666 restricted shares of common stock with a fair value of $25,000 on July 30, 2009. For the quarterly period ended January 31, 2010, the Company issued 1,250,000 restricted shares of common stock with a fair value of $25,000 on February 10, 2010. For the quarterly period ended April 30, 2010, the Company issued 625,000 restricted shares of common stock with a fair value of $25,000 on May 3, 2010. For the quarterly period ended July 31, 2010, the Company issued 1,040,000 restricted shares of common stock with a fair value of $25,000 on August 25, 2010. During the nine period ended November 30, 2010, $50,000 has been charged as "Consulting fees and services" related to the shares issued pursuant to this paragraph.

ii)
950,000 restricted shares of the Company’s common stock due within 30 days of the execution of the contract. The Company issued 950,000 restricted shares of common stock with a fair value of $28,500 on July 30, 2009. During the year ended February 28, 2010, $28,500 has been charged as "Consulting fees and services" related to the warrants to be issued pursuant to this paragraph.

iii)
Warrants to purchase 750,000 shares of the Company’s common stock at an exercise price of $0.40 per share. The warrants have not been delivered to DC Consulting as at November 30, 2010. During the year ended February 28, 2010, $20,700 has been charged as "Consulting fees and services" related to the warrants to be issued pursuant to this paragraph, since the Company is committed per the agreement to issue the warrants (estimated using the Black-Scholes option pricing model and the following assumptions: stock price of $0.06 per share, exercise price of $0.40 per share, term of 5 years, expected volatility of 100%, and risk free interest rate of 2.43%).

iv)
Warrants to purchase 750,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrants have not been delivered to DC Consulting as at November 30, 2010. During the year ended February 28, 2010, $14,100 has been charged as "Consulting fees and services" related to the warrants to be issued pursuant to this paragraph, since the Company is committed per the agreement to issue the warrants (estimated using the Black-Scholes option pricing model and the following assumptions: stock price of $0.06 per share, exercise price of $1.00 per share, term of 5 years, expected volatility of 100%, and risk free interest rate of 2.43%).

v)	An advisory fee of 7% of the gross proceeds of any financing transaction arranged by DC Consulting.

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2010
(Unaudited)

Note 12.  Commitments and Contingencies (continued)

d)
On August 19, 2009, the Company entered into a Loan Initiation Agreement with Gold Spread Trading Ltd. (“Gold Spread”).  Pursuant to the agreement, the Company may borrow up to $100,000 from Gold Spread until November 27, 2010.  As a one-time loan initiation fee, the Company issued 3,000,000 restricted shares of the Company’s common stock with a fair value of $90,000 to Gold Spread and recorded financing fees of $90,000 in the Statement of Operations for the year ended February 28, 2010 upon execution of the contract.  Refer to Note 10 (e).

e)
On August 27, 2009, the Company entered into a Common Stock Purchase Agreement, a Registration Rights Agreement, a Warrant Purchase Agreement, a Subscription Agreement and a Convertible Note Agreement (collectively the “Agreements”) with Bodie Investment Group Inc. (“Bodie”). Pursuant to the agreement, subject to volume limitations, the Company has the right to sell Bodie over a two year period up to $6,000,000 of the Company’s common stock at a price per share equal to 90% of the average of the three lowest closing bids during the twenty days prior to the put date.  The Company also has the right to sell $100,000 of convertible notes to Bodie.  The closing date of the agreement is the date Bodie advances the $100,000 to the Company.  In consideration for entering into the agreement, the Company issued to Bodie 3,000,000 restricted shares of the Company’s common stock with a fair value of $90,000 and recorded financing fees of $90,000 upon execution of the contract. The Company is also to issue on or before the closing date, Class A warrants to purchase 3,000,000 shares of the Company’s common stock at an exercise price of $0.0001 for five years after issuance and Class B Warrants to purchase 6,000,000 shares of common stock at an exercise price of $0.01 for five years after issuance.  Prior to Bodie’s obligation to purchase any shares, the shares are to be registered in an effective registration statement filed with the SEC.  Refer to Note 10 (f).

f)
On September 1, 2009, the Company entered into a consulting agreement with Global Eye Professional Advisors Ltd. (“Global Eye”) for a period of twelve months expiring on August 31, 2010.  Pursuant to the terms of the agreement, Global Eye will continue to provide consulting services to facilitate long range strategic planning, and to advise the Company in business and/or financial matters.  In consideration for services performed to date and for entering into the agreement the Company issued Global Eye 2,000,000 restricted shares of the Company’s common stock with a fair value of $60,000 on the closing date that has been charged to "Consulting fees and services" during the year ended February 28, 2010.  Refer to Note 10 (g).

g)
On October 14, 2009, the Company entered into a lease agreement for space in Ontario, Canada. The lease commenced on November 1, 2009 for a term of three years ending on October 31, 2012.  The lease was cancelled during the period ending August 31, 2010, and the final lease payment was made on August 1, 2010.  Rent expense incurred during the period ended November 30, 2010 totaled $24,113.

h)
On December 1, 2009, the Company entered into two consulting agreements.  Under the agreements, the consultants shall provide maintenance and installation services in consideration for the issuance of a total of 2,000,000 common shares of the Company and reimbursement for reasonable travel and other related expenses.  The Company issued a total of 2,000,000 restricted shares of common stock with a fair value of $20,000 on February 24, 2010 and at November 30, 2010, $15,000 has been reflected in “Consulting fees and services” for the nine months then ended.  The agreements will be in effect for a period of 12 months and may be terminated at any time. Refer to Note 10 (l).

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2010
(Unaudited)

Note 12.  Commitments and Contingencies (continued)

i)
On December 8, 2009, the Company entered into a consulting agreement.  Under the terms of the agreement, the consultant shall provide advice and consulting services in consideration for the issuance of 200,000 common shares of the Company within 60 days after the execution of this agreement.  The Company issued 200,000 restricted shares of common stock with a fair value of $3,000 on February 8, 2010 and at November 30, 2010, $2,250 has been reflected in "Consulting fees and services" for the nine month period then ended. In addition, upon the implementation of an incentive stock option plan by the Company, the consultant will be eligible to receive stock options, the number to be determined by March 31, 2010.  This agreement will be in effect for a period of 12 months and is renewable upon reasonable terms and conditions agreed to by the Company and the consultant. Refer to Note 10 (i).

j)
On March 1, 2010, the Company entered into a consulting agreement with a former director and chief financial officer (to June 15, 2009). The consultant will provide business consulting services. If the consultant is materially involved in a completed transaction with a company introduced by the Company, the consultant will receive 5% of the total value of the transaction in the same ratio of cash and/or stock as the transaction.  If the company is introduced by the consultant, the consultant will receive 8% of the total value of the transaction in the same ratio of cash and/or stock as the transaction. The agreement is for a term of six months. On March 15, 2010, the Company issued the consultant 3,500,000 restricted shares of common stock with a fair value of $70,000 as a fee upon execution of the agreement.  Refer to Note 10 (m).

k)
On March 31, 2010, the Company entered into a public relations and corporate communications agreement with a consulting firm. Either party may terminate the agreement on 30 days written notice to the other party. The agreement is for a term of six months.  On March 31, 2010, the Company issued 3,000,000 restricted shares of common stock with a fair value of $45,000.  Refer to Note 10 (p).

l)
On March 15, 2010, the Company entered into a technical agreement with a firm to retain qualified technicians to perform maintenance and installation services for the Company. The agreement is for a term of twelve months.  On March 15, 2010, the Company issued 2,000,000 restricted shares of common stock to the technician with a fair value of $40,000. At November 30, 2010, $11,667 was included in prepaid expenses. Refer to Note 10 (o).

m)
On May 1, 2010, the Company entered into a technician services agreement.  Under the agreement, the technician shall provide maintenance and installation services in consideration for the issuance of a total of 1,150,000 common shares of the Company and reimbursement for reasonable travel and other related expenses.  The agreement will be in effect for a period of 12 months and may be terminated at any time. On October 25, 2010, the Company issued 1,150,000 shares of common stock to the technician with a fair value of $11,500.  At November 30, 2010, $4,792 was included in prepaid expenses. Refer to Note 10 (v).

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2010
(Unaudited)

Note 12.  Commitments and Contingencies (continued)

n)
On May 15, 2010, the Company entered into a consulting agreement.  Under the agreement, the consultant shall provide advice on distributors in the Asia Pacific and North American region of the Company’s main product in consideration for the issuance of a total of 575,000 common shares of the Company and reimbursement for reasonable travel and other related expenses.  The agreement will be in effect for a period of 6 months.  On October 25, 2010, the Company issued 575,000 shares of common stock to the consultant with a fair value of $5,750. Refer to Note 10 (v).

o)
On June 1, 2010, the Company entered into a technician services agreement.  Under the agreement, the technician shall provide maintenance and installation services in consideration for the issuance of a total of 1,000,000 common shares of the Company and reimbursement for reasonable travel and other related expenses.  The agreement will be in effect for a period of 12 months and may be terminated at any time. On October 25, 2010, the Company issued 1,000,000 shares of common stock to the technician with a fair value of $10,000.  At November 30, 2010, $5,000 was included in prepaid expenses. Refer to Note 10 (v).

p)
On June 1, 2010, the Company entered into an administrative services agreement.  Under the agreement, the administrator shall provide administrative support and services in consideration for the issuance of a total of 950,000 common shares of the Company.  The agreement will be in effect for a period of 12 months. On October 25, 2010, the Company issued 950,000 shares of common stock to the administrator with a fair value of $9,500.  At November 30, 2010, $4,750 was included in prepaid expenses. Refer to Note 10 (v).

q)
On July 1, 2010, the Company entered into a consulting agreement with a firm to provide investor and public relation services for the company.  The term of the agreement is 60 days.  The consultant is to receive a monthly fee of $7,000 payable in cash or stock (based on the closing price of the stock on the dates that the payments are due) and reimbursement for any pre-approved out of pocket expenses.  For the period ended November 30, 2010, consulting fees of $14,000 have been expensed.  On July 6, 2010 the Company issued 500,000 restricted shares of common stock with a fair value of $7,500 (see Note 10 (t)).  Introduction fees are to be paid at the time of closing of a financial transaction based on the amount of financing received as follows:

Financing Received	Introduction Fee
$100,000 - $150,000	$11,008
$151,000 - $200,000	$12,989
$201,000 - $250,000	$17,888

For financing transactions in excess of $250,000, the consultant is also entitled to receive 250,000 shares of restricted stock to be issued within 3 days of the closing.

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2010
(Unaudited)

Note 13.  Discontinued Operations

On May 31, 2008, the Company discontinued its mineral property acquisition and exploration operations.

The results of discontinued operations are summarized as follows:

			Period from
	For the nine month period Ended	For the nine month period Ended	September 12, 2006 (Date of Inception) to
	November 30,	November 30,	November 30,
	2010	2009	2010

Revenues	$–	$–	$–

CCost and expenses
General and administrative expenses	–	–	51,925
Impairment of mineral property costs	–	–	3,300
Mineral property exploration and carrying costs	–	–	1,067
Total costs and expenses	–	–	56,292

Net Loss	$–	$–	$(56,292)

Note 14. Warrants to Purchase Common Stock

                 A summary of warrant activity for the year ended February 28, 2010 and for the nine months ended November 30, 2010 is as follows:

Outstanding at February 28, 2009	308,000
Granted and issued	2,026,667
Exercised	–
Forfeited/cancelled/expired	(334,667)
Outstanding at February 28, 2010	2,000,000
Granted and issued	–
Exercised	–
Forfeited/cancelled/expired	–
Outstanding at November 30, 2010	2,000,000

Warrants outstanding at November 30, 2010 consist of:

Date Granted	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date

November 1, 2009	500,000	500,000	$0.10	November 1, 2011
July 22, 2009	750,000	750,000	$0.40	July 22, 2014
July 22, 2009	750,000	750,000	$1.00	July 22, 2014
Total	2,000,000	2,000,000

Note 15.  Stock Based Compensation

On September 10, 2010, the Company granted stock options to contractors/directors to exercise into a total of 5,600,000 shares of Company common stock. On September 15, 2010, the Company filed a Form S-8 registration statement to register 5,000,000 common shares to be issued under the 2010 Stock Option Plan (the “Plan”) and 3,675,000 common shares issued to consultants pursuant to consulting agreements referred to in Note 12 (m – p).

On September 10, 2010, pursuant to the Plan, the Company granted 3,600,000 options to directors and officers to acquire 3,600,000 common shares at an exercise price of $0.05 per share exercisable for 10 years.  The options granted vest 1/3 on December 10, 2010, 1/3 on March 10, 2011, and 1/3 on June 10, 2011.  The Company recorded stock based compensation of $21,019 as consulting fees.

On September 10, 2010, pursuant to the Plan, the Company granted 2,000,000 options to consultants to acquire 2,000,000 common shares at an exercise price of $0.05 per share exercisable for 10 years.  The options granted vest 1/3 on December 10, 2010, 1/3 on March 10, 2011, and 1/3 on June 10, 2011.  The Company recorded stock based compensation of $10,800 as consulting fees.

The following table summarizes the continuity of the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding: August 31, 2010	–	$–

Granted	5,600,000	0.05
Expired	–	–
Outstanding: November 30, 2010	5,600,000	0.05	9.78	$–
Exercisable: November 30, 2010	–	$–	–	$–

                  A summary of the status of the Company’s non-vested stock options as of November 30, 2010, and changes during the year ended November 30, 2010, is presented below:

Non-vested options	Number of options	Weighted Average Grant Date Fair Value

Non-vested at August 31, 2010	–	$–

Granted	5,600,000	0.01
Forfeited/Cancelled	–	–
Vested	–	–
Non-vested at November 30, 2010	5,600,000	$0.01

At November 30, 2010, there was $36,602 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan, which is expected to be recognized over a weighted average period of 0.53 years.

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2010
(Unaudited)

Note 16.   Fair Value Measurements

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

Note 16.     Fair Value Measurements (continued)

The following presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at November 30, 2010.  These items are included in “derivative liability” on the consolidated balance sheet.

	Fair Value Measurements on a Recurring Basis
	November 30, 2010
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability	-	$65,350	-	$65,350
Total liabilities at fair value	-	$65,350	-	$65,350

Note 17.     European Distribution Agreement

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

Note 18.     Subsequent Events

a)
On December 3, 2010, the Company issued 3,900,000 common shares of the Company’s common stock to Asher upon conversion of the $27,000 portion of the convertible note that had been purchased from Gold Spread, Vienna, and Quartermaine. The effective conversion price of $0.00692 per share was less than the $0.0126 conversion price provided for in the March 15, 2010 amendment based on the closing bid price and accordingly, the Company will recognize a loss in the three months ended February 28, 2011.

b)
On December 6, 2010, the Company issued 3,500,000 common shares of the Company’s common stock to Asher upon conversion of the $27,000 portion of the convertible note that had been purchased from Gold Spread, Vienna, and Quartermaine. The effective conversion price of $0.00771 per share was less than the $0.0144 conversion price provided for in the March 15, 2010 amendment based on the closing bid price and accordingly, the Company will recognize a loss in the three months ended February 28, 2011.

GreenChek Technology Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2010
(Unaudited)

Note 18.    Subsequent Events (continued)

c)
On December 8, 2010, the Company issued 4,200,000 common shares of the Company’s common stock to Asher upon conversion of the $28,500 portion of the convertible note that had been purchased from Gold Spread, Vienna, and Quartermaine. The effective conversion price of $0.00679 per share was less than the $0.00918 conversion price provided for in the March 15, 2010 amendment based on the closing bid price and accordingly, the Company will recognize a loss in the three months ended February 28, 2011.

d)
On December 8, 2010, the Company entered into a convertible note agreement with Asher for a principal amount of $39,000 and received $36,500 cash.  The note bears interest at 8% per annum and is due on September 10, 2011.  Any principal or accrued interest outstanding past the due date will be charged interest of 22% per annum.  The note is convertible at a price equal to a 45% discount of the average of the three lowest trading prices for the common stock for the previous ten day trading period.  The Company will be required to pay a penalty of $2,000 per day that the converted shares are not delivered to Asher. The conversion price is subject to certain anti-dilution protection.

e)	On December 8, 2010, the Company issued 600,000 common shares of the Company’s common stock to Edgar Agents LLC for services valued at $4,158.

f)
On December 15, 2010, the Company issued 4,500,000 common shares of the Company’s common stock to Asher upon conversion of the $20,000 portion of the convertible note that had been purchased from Gold Spread, Vienna, and Quartermaine. The effective conversion price of $0.00444 per share was less than the $0.00765 conversion price provided for in the March 15, 2010 amendment based on the closing bid price and accordingly, the Company will recognize a loss in the three months ended February 28, 2011.

g)
On December 20, 2010, Vienna and Quartermaine decided to convert $48,000 of the $550,000 note and the Company issued a total of 9,600,000 shares of common stock at $0.005 per share. The effective conversion price was less than the $0.00675 per share conversion price provided for in the March 15, 2010 amendment based on the closing bid price and accordingly, the Company will recognize a loss in the three months ended February 28, 2011.

h)
On December 23, 2010, the Company issued 4,800,000 common shares of the Company’s common stock to Asher upon conversion of the $13,500 portion of the convertible note that had been purchased from Gold Spread, Vienna, and Quartermaine. The effective conversion price of $0.00281 per share was less than the $0.00486 per share conversion price provided for in the March 15, 2010 amendment based on the closing bid price and accordingly, the Company will recognize a loss in the three months ended February 28, 2011.

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

The Company’s current activities include sales of its products, marketing, capital formation, research and development, and building infrastructure.  The Company incurred a loss of $931,720 for the quarter ended November 30, 2010 and had an accumulated deficit of $5,302,802 since inception.  The Company’s ability to continue as a going concern is uncertain.  While management of the Company believes that the Company will be successful in its current and planned operating activities, there can be no assurance that the Company will be successful in the achievement of sales of its products that will generate sufficient revenues to earn a profit and sustain the operations of the Company.  The Company also intends to conduct additional capital formation activities through the issuance of its common stock and loans.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has not established sufficient sources of revenues to cover its operating costs and expenses.  As such, it has incurred an operating loss since inception.  Further, as of November 30, 2010 the cash resources of the Company were insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Real-World Pilot Testing: In early summer 2008, we installed our ERD units in transportation vehicles in the United Kingdom and France. Testing, verification and validation of the efficacy of the ERD technology on European transportation engines is nearing completion.

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

Through our relationship with TESEL, we are in discussions with some of the world’s largest transportation companies as well as German, Irish and Slovakian companies to distribute and sell our ERD-3.0 units. We have now begun our commercial sales.

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

Limited Operating History and Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We have just completed our second year of development operations and have just begun to generate revenues from our activities. In March 2010, we sold 2 ERD-3.0 units to our distribution partner in Europe. On June 24, 2010, we entered into a Letter of Intent with a Hong Kong company which we expect to result in a purchase order for 15 ERD-3.0 units. Although we expect to generate more revenues from our business activities, there is no guarantee we will be successful. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in manufacturing our product, and possible cost overruns due to price and cost increases in parts and services.  Because we have no operating history we cannot reliably forecast our future operations.

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

Results of Operations

Net Loss. We incurred a net loss of $931,720 for the quarter ended November 30, 2010, compared to a net loss of $1,330,689 for the quarter ended November 30, 2009. This was mainly due to i) an increase of $214,157 in consulting fees and services for the nine month period ended November 30, 2010; ii) an increase of $133,015 in interest expense on notes and loans payable; iii) an increase of $206,052 in loss on write-off of unamortized debt discount on settlement of debt and; iv) an interest expense of $800,000 in connection with an amendment to the License Agreement with China Bright for the period ended November 30, 2009. We have incurred losses since inception and had a working capital deficiency of $3,075,162 at November 30, 2010.

Our ability to achieve profitable operations depends on developing revenue through the sale and distribution of our ERD-3.0 product both domestically and abroad. Our expectations are that we will not begin to show profitable operating results until our next fiscal year.

Cash Flow Activities. Net cash used in operating activities $72,292; investing activities $-0-; and financing activities $70,345 for the quarter ended November 30, 2010, compared to operating activities of $135,469; investing activities of $3,927; and financing activities of $144,508 for the quarter ended November 30, 2009.

Liquidity and Capital Resources

Subsequent to the quarter ended November 30, 2010, we entered into a $39,000 convertible note agreement with Asher. The note bears interest at 8% per annum and is due on September 10, 2011.  Any principal or accrued interest outstanding past the due date will be charged interest of 22% per annum.  The note is convertible at a price equal to a 45% discount of the average of the three lowest trading prices for the common stock for the previous ten day trading period.  The Company will be required to pay a penalty of $2,000 per day that the converted shares are not delivered to Asher.  The conversion price is subject to certain anti-dilution protection.

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

Subsequent Events

On December 3, 2010, the Company issued 3,900,000 common shares of the Company’s common stock to Asher upon conversion of the $27,000 portion of the convertible note that had been purchased from Gold Spread and two other corporations.

On December 6, 2010, the Company issued 3,500,000 common shares of the Company’s common stock to Asher upon conversion of the $27,000 portion of the convertible note that had been purchased from Gold Spread and two other corporations.

On December 8, 2010, the Company issued 4,200,000 common shares of the Company’s common stock to Asher upon conversion of the $28,500 portion of the convertible note that had been purchased from Gold Spread and two other corporations.

On December 8, 2010, the Company entered into a convertible note agreement with Asher for a principal amount of $39,000.  The note bears interest at 8% per annum and is due on September 10, 2011.  Any principal or accrued interest outstanding past the due date will be charged interest of 22% per annum.  The note is convertible at a price equal to a 45% discount of the average of the three lowest trading prices for the common stock for the previous ten day trading period.  The Company will be required to pay a penalty of $2,000 per day that the converted shares are not delivered to Asher.  The conversion price is subject to certain anti-dilution protection.

On December 8, 2010, the Company issued 600,000 common shares of the Company’s common stock to Edgar Agents LLC in lieu of services rendered.

On December 15, 2010, the Company issued 4,500,000 common shares of the Company’s common stock to Asher upon conversion of the $20,000 portion of the convertible note that had been purchased from Gold Spread and two other corporations.

On December 20, 2010, two of the three noteholders decided to convert $48,000 of the $550,000 note and the Company issued a total of 9,600,000 shares of common stock at $0.005 per share.

On December 23, 2010, the Company issued 4,800,000 common shares of the Company’s common stock to Asher upon conversion of the $13,500 portion of the convertible note that had been purchased from Gold Spread and two other corporations.

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

ITEM 4.         CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On October 25, 2010, the Company issued 3,675,000 shares of common stock with a fair value of $36,750 pursuant to the consulting agreements described in Note 12(m – p).

On October 29, 2010, the Company issued 3,800,000 common shares of the Company’s common stock.  The shares were issued to Asher upon conversion of the $27,000 portion of the convertible note that had been purchased from Gold Spread and two other corporations.

On December 3, 2010, the Company issued 3,900,000 common shares of the Company’s common stock to Asher upon conversion of the $27,000 portion of the convertible note that had been purchased from Gold Spread and two other corporations.

On December 6, 2010, the Company issued 3,500,000 common shares of the Company’s common stock to Asher upon conversion of the $27,000 portion of the convertible note that had been purchased from Gold Spread and two other corporations.

On December 8, 2010, the Company issued 4,200,000 common shares of the Company’s common stock to Asher upon conversion of the $28,500 portion of the convertible note that had been purchased from Gold Spread and two other corporations.

On December 8, 2010, the Company issued 600,000 common shares of the Company’s common stock to Edgar Agents LLC in lieu of services rendered.

On December 15, 2010, the Company issued 4,500,000 common shares of the Company’s common stock to Asher upon conversion of the $20,000 portion of the convertible note that had been purchased from Gold Spread and two other corporations.

On December 20, 2010, two of the three noteholders decided to convert $48,000 of the $550,000 note and the Company issued a total of 9,600,000 shares of common stock at $0.005 per share.

On December 23, 2010, the Company issued 4,800,000 common shares of the Company’s common stock to Asher upon conversion of the $13,500 portion of the convertible note that had been purchased from Gold Spread and two other corporations.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.         [REMOVED AND RESERVED].

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 18th day of January, 2011.

GREENCHEK TECHNOLOGY, INC.
(Registrant)

BY:	/s/ Lincoln Parke
Lincoln Parke
President, Secretary, Treasurer, Principal executive and financial officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Lincoln Parke	Director	January 18, 2011
Lincoln Parke

/s/Andrew Chen	Director	January 18, 2011
Andrew Chen

/s/ Xin Wang	Director	January 18, 2011
Xin Wang

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.